Form 10-Q
period 1996-03-31
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 1996-05-13
CIK 936372

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996
                                                    --------------


                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ------------- to -----------------




                        Commission File Number: 1-13654
                                                -------



                    LIBERTY FINANCIAL COMPANIES, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Massachusetts                                     04-3260640
- - --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

600 Atlantic Avenue, Boston, Massachusetts                          02210-2214
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                             (617) 722-6000
- - --------------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

   There were 28,091,971 shares of the registrant's Common Stock, $.01 par value, and 327,741 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of April 30, 1996.

Exhibit index - Page 18                                             Page 1 of 21

                      LIBERTY FINANCIAL COMPANIES, INC.
        QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED MARCH 31, 1996


                              TABLE OF CONTENTS


Part I.    FINANCIAL INFORMATION                                       Page
                                                                       ----

Item 1.    Financial Statements
           Consolidated Balance Sheets as of March 31, 1996 and
             December 31, 1995
           Consolidated Income Statements for the Three Months Ended
             March 31, 1996 and 1995
           Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 1996 and 1995
           Consolidated Statements of Stockholders' Equity for the
             Three Months Ended March 31, 1996
           Notes to Consolidated Financial Statements
Item 2.    Management's Discussion and Analysis of Results of
             Operations and Financial Condition


Part II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
Signatures
Exhibit Index



                      LIBERTY FINANCIAL COMPANIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  Unaudited


                                                      March 31       December 31
                                                        1996            1995
                                                        ----            ----




ASSETS
   Investments                                      $10,178,616      $10,144,742
   Cash and cash equivalents                          1,011,718          875,314
   Accrued investment income                            133,289          132,856
   Deferred policy acquisition costs                    263,455          179,672
   Value of insurance in force                           59,992           43,939
   Deferred distribution costs                          119,388          114,579
   Intangible assets                                    207,417          192,301
   Other assets                                         132,013          106,734
   Separate account assets                              986,500          959,224
                                                    -----------      -----------
                                                    $13,092,388      $12,749,361
                                                    ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policy liabilities                               $10,191,629      $10,084,392
   Notes payable to affiliates                          229,000          229,000
   Payable for investments purchased
    and loaned                                          546,908          317,715
   Other liabilities                                    239,812          259,685
   Separate account liabilities                         923,948          889,107
                                                    -----------      -----------
      Total liabilities                              12,131,297       11,779,899
                                                    -----------      -----------


Redeemable convertible preferred stock,
  par value $0.01; 327,741 shares authorized,
  issued and outstanding                                 13,237           13,040
                                                    -----------      -----------


Stockholders' Equity:
   Common stock, $.01 par value, authorized
    100,000,000 shares; issued and outstanding
    28,055,820  shares in 1996; 27,682,536
    shares in 1995                                          281              277
   Additional paid-in capital                           821,674          810,510
   Net unrealized investment gains                       48,001           87,158
   Retained earnings                                     78,605           59,370
   Unearned compensation                                   (707)            (893)
                                                   ------------     ------------
   Total stockholders' equity                           947,854          956,422
                                                   ------------     ------------
                                                   $ 13,092,388     $ 12,749,361
                                                   ============     ============


          See accompanying notes to consolidated financial statements.



                      LIBERTY FINANCIAL COMPANIES, INC.
                        CONSOLIDATED INCOME STATEMENTS
                     (in thousands, except per share data)
                                  Unaudited

                                                           Three Months Ended
                                                                 March 31
                                                            -----------------
                                                             1996       1995
                                                             ----       ----


       Revenues:

          Net investment income                           $ 192,012   $ 185,162
          Investment management revenues and other fees      57,393      24,945
          Distribution and sales charge fees                 10,767         715
          Policyholder assessments                            7,180       6,922
          Securities commissions                              8,469       4,093
          Other revenues                                        315       1,209
          Net realized investment gains (losses)              3,774      (5,653)
                                                          ---------   ---------
                                                            279,910     217,393
                                                          ---------   ---------

       Expenses:
          Interest credited to policyholders                140,897     130,919
          Operating expenses                                 63,296      43,209
          Commission expense                                  6,970       3,549
          Policy benefits                                     1,166         810
          Amortization of deferred policy
           acquisition costs                                 14,108      13,794
          Amortization of value of insurance in force         1,718       3,524
          Amortization of deferred distribution costs         6,784         339
          Amortization of intangible assets                   3,731       1,540
          Interest expense                                    4,966       1,503
                                                          ---------   ---------
                                                            243,636     199,187
                                                          ---------   ---------


          Income before income taxes                         36,274      18,206
          Provision for income taxes                         12,452       8,127
                                                          =========   =========
          Net income                                      $  23,822   $  10,079
                                                          =========   =========
          Net income per share                            $    0.81   $    0.42
                                                          =========   =========



              See accompanying notes to consolidated financial statements.




                      LIBERTY FINANCIAL COMPANIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  Unaudited
                                                            Three Months Ended
                                                                 March 31
                                                            ------------------
                                                             1996        1995
                                                             ----        ----


Cash flows from operating activities:
Net income                                            $    23,822    $    10,079
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                           14,842          7,377
   Interest credited to policyholders                     140,897        130,919
   Net realized investment (gains) losses                  (3,774)         5,653
   Net amortization on  investments                         1,498          2,457
   Change in deferred policy acquisition costs             (1,658)        (9,045)
   Net change in other assets and liabilities             (45,508)       (11,009)
                                                      -----------    -----------
      Net cash provided by operating activities           130,119        136,431
                                                      -----------    -----------

Cash flows from investing activities:
   Investments purchased held to maturity                       0        (46,962)
   Investments purchased available for sale              (544,015)      (484,098)
   Investments sold held to maturity                            0         14,929
   Investments sold available for sale                     92,655         27,623
   Investments matured held to maturity                         0         65,539
   Investments matured available for sale                 300,557        184,427
   Change in policy loans                                  (4,191)        (7,375)
   Change in mortgage loans                                 1,731          2,056
   Acquisitions, net of cash acquired                      (7,085)       (72,737)
                                                      -----------    -----------
      Net cash used in investing activities              (160,348)      (316,598)
                                                      -----------    -----------


Cash flows from financing activities:
   Withdrawals from policyholder accounts                (252,581)      (240,092)
   Deposits to policyholder accounts                      218,922        411,346
   Securities lending                                     198,014        364,938
   Borrowings from affiliates                                   0        100,000
   Increase in revolving credit facility                    3,000              0
   Exercise of stock options                                  212              0
   Dividends paid                                            (934)             0
                                                      -----------    -----------
      Net cash provided by financing activities           166,633        636,192
                                                      -----------    -----------
   Increase in cash and cash equivalents                  136,404        456,025
   Cash and cash equivalents at beginning of period       875,314        726,711
                                                      -----------    -----------
      Cash and cash equivalents at end of period      $ 1,011,718    $ 1,182,736
                                                      ===========    ===========



          See accompanying notes to consolidated financial statements.





                      LIBERTY FINANCIAL COMPANIES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                  Unaudited


                                      Net
                      Additional  Unrealized                           Total
              Common   Paid-In    Investment  Retained   Unearned  Stockholders'
               Stock   Capital      Gains     Earnings Compensation    Equity
              ------  ---------   ---------   -------- ------------ -----------

Balance,
 December 31,
 1995           $277    $810,510   $87,158     $59,370       $(893)   $956,422
Common stock
 issued in
 Independent
 acquisition       3       7,497         0           0           0       7,500
Proceeds from
 exercise of
 stock options     0         212         0           0           0         212
Unearned
 compensation      0           0         0           0         186         186
Accretion to
 face value of
 preferred
 stock             0           0         0        (197)          0        (197)
Common stock
 dividends         1       3,455         0      (4,154)          0        (698)
Preferred stock
 dividends         0           0         0        (236)          0        (236)
Change in net
 unrealized
 gains             0           0   (39,157)          0           0     (39,157)
Net income         0           0         0      23,822           0      23,822
                ----    --------   -------     -------       -----    --------
Balance, March
 31, 1996       $281    $821,674   $48,001     $78,605       $(707)   $947,854
                ====    ========   =======     =======       ======   ========



          See accompanying notes to consolidated financial statements.

                      LIBERTY FINANCIAL COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  General

     The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures in these consolidated financial statements are adequate to present fairly the information contained herein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1995 Annual Report to Stockholders. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  Acquisition

      On March 7, 1996, the Company acquired, for cash and common stock, all the outstanding common stock of Independent Holdings, Inc. ("Independent"). In addition, the Company agreed to make contingent payments in common stock upon the attainment of certain objectives. Independent is engaged in the distribution of insurance and investment products through banks and other financial institutions. The Company plans to consolidate the operations of its Bank Marketing Group into Independent's operations. Included in operating expenses for the three months ended March 31, 1996 are restructuring charges of $1.9 million recognized in connection with this planned consolidation. This acquisition is not currently material to the results of operations or financial condition of the Company.

3. Investments

      Investments, all of which pertain to Keyport Life Insurance Company ("Keyport"), were comprised of the following (in thousands):

                                          March 31        December 31
                                            1996              1995
                                            ----              ----

   Fixed maturities available for sale  $ 9,546,612       $ 9,535,948
   Mortgage loans                            72,774            74,505
   Policy loans                             502,517           498,326
   Other invested assets                     27,337            10,748
   Equity securities at fair value           29,376            25,215
                                        -----------       -----------
    Total                               $10,178,616       $10,144,742
                                        ===========       ===========

4.   Net Income per Share

          Net income per share is calculated by dividing applicable net income by the weighted average number of shares of common stock outstanding during each period adjusted for the incremental shares attributable to common stock equivalents. Common stock equivalents consist of outstanding employee stock options. In calculating net income per share, net income is reduced by convertible preferred stock dividend requirements. These shares earn cumulative dividends at the annual rate of $2.875 per share and are redeemable at the option of the Company, subject to certain conditions, anytime after March 24, 1998. The convertible preferred stock was determined not to be a common stock equivalent at the time of issuance.

5.   Subsequent Event

          On April 11, 1996, the Company acquired for cash all the outstanding capital stock of KJMM Investment Management Company, Inc. ("KJMM"), a registered investment adviser which manages investment assets, primarily in the investment counsel business. KJMM had assets under management of approximately $400.0 million as of the date of acquisition.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

   Approximately 57.1% of the Company's operating earnings for the three months ended March 31, 1996 relates to the Company's investment spread business at Keyport, with the remaining 42.9% attributable to the Company's asset management activities. This compares to approximately 88.6% and 11.4%, respectively, for the year earlier period. This increase in the percentage of earnings attributable to the Company's asset management business resulted primarily from the acquisitions of Colonial on March 24, 1995, Newport on April 3, 1995 and American Asset Management on September 29, 1995. This increase also reflects the growth in fee-based assets under management (excluding Keyport's general account investments) from $16.3 billion as of December 31, 1994 to $32.7 billion as of March 31, 1996.

   Net investment income and interest credited to policyholders are the Company's largest revenue and expense items, respectively. As reflected in the table below, net investment income and interest credited increased for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. These increases were primarily due to higher average investment and policy liability balances, respectively. The investment spread percentage in 1996 decreased compared to 1995 principally as a result of a decrease in the weighted average investment yield earned during the 1996 period.

                                                  Three Months Ended
                                                       March 31
                                                   ------------------
                                                   1996         1995
                                                   ----         ----
                                                      (in millions)


Net investment income                           $  192.0      $ 185.2
Interest credited to policyholders                 140.9        130.9
                                                --------      -------
Investment spread                               $   51.1      $  54.3
                                                ========      =======
Investment spread percentage                        1.83%        2.07%
                                                ========      =======

   For all of 1996, assuming a constant interest rate environment, Keyport anticipates a lower investment yield compared to 1995 and a lower interest credited rate. However, the interest credited rate is expected to decrease faster than the investment yield, and, accordingly, the investment spread percentage and investment spread is expected to increase.

Results of Operations

Revenues

   Net investment income is derived from the investments which support Keyport's fixed annuity business and its closed block of single premium whole life insurance. Net investment income was $192.0 million for the three months ended March 31, 1996 compared to $185.2 million for the three months ended March 31, 1995, an increase of $6.8 million or 3.7%. This increase in net investment income was primarily due to a higher level of portfolio assets during the period, the impact of which was approximately $12.7 million. For the three months ended March 31, 1996, the overall portfolio yield decreased to 7.58% from 7.84% for the three months ended March 31, 1995. The impact of this lower yield was approximately $5.9 million.

   Investment management revenues and other fees are earned in connection with managing or administering mutual funds and private client accounts for individual and institutional investors. Such revenues and fees were $57.4 million for the three months ended March 31, 1996 compared to $24.9 million for the three months ended March 31, 1995, an increase of $32.5 million. Approximately $30.0 million of this increase related to the impact of the full-quarter consolidation of Colonial which was acquired during the last week of the 1995 quarterly period. This increase also reflects $2.9 million attributable to Newport.

   Distribution and sales charge fees are asset-based fees earned on the load mutual funds the Company sponsors which do not carry front-end sales commissions. Such fees were $10.8 million for the three months ended March 31, 1996 compared to $0.7 million for the three months ended March 31, 1995. This increase was attributable to the full quarter consolidation of Colonial as discussed above.

   Policyholder assessments are comprised of separate account fees earned on variable annuity policyholder account balances and surrender charges on policyholder withdrawals of fixed and variable annuities. Such revenues were $7.2 million for the three months ended March 31, 1996 compared to $6.9 million for the three months ended March 31, 1995, an increase of $0.3 million, or 3.7%. This increase was primarily due to higher separate account fees which increased due to higher separate account policy liability balances.

   Securities commissions are revenues earned primarily on the sales of investment and insurance products in the Company's asset management and bank marketing businesses. These revenues were $8.5 million for the three months ended March 31, 1996 compared to $4.1 million for the three months ended March 31, 1995, an increase of $4.4 million. This increase was primarily attributable to securities commissions of $3.1 million earned by Independent since its acquisition on March 7, 1996. The associated commission expense incurred in generating these increased commission revenues increased by $3.4 million during the period. In addition, for the three months ended March 31, 1996, securities commissions reflect an increase of $2.2 million of net retained commissions on the sales of Colonial mutual funds. This relates to the full-quarter consolidation of Colonial discussed above.

   Net realized investment gains were $3.8 million for the three months ended March 31, 1996 compared to net realized investment losses of $5.7 million for the three months ended March 31, 1995. The net realized gains in the 1996 period were attributable to securities calls and to sales of securities at Keyport and included $1.7 million attributable to Colonial. The realized losses for the three months ended March 31, 1995 were primarily attributable to sales of fixed maturities during the year which were sold on the basis of relative value and credit quality and for tax purposes.

Expenses

   Interest credited to policyholders is the expense Keyport incurs on its fixed annuity and whole life insurance policy liabilities. Interest credited was $140.9 million for the three months ended March 31, 1996 compared to $130.9 million for the three months ended March 31, 1995, an increase of $10.0 million or 7.6%. This increase was due primarily to growth in policy liabilities which had the effect of increasing interest credited by $10.9 million. For the three months ended March 31, 1996, the overall interest credited rate was 5.75% compared to 5.77% for the three months ended March 31, 1995. The impact of this lower rate was approximately $0.9 million. The total increase in interest credited of $10.0 million offset, in part, by the increase in net investment income of $6.8 million discussed above, resulted in a decrease in investment spread for the three months ended March 31, 1996 of $3.2 million. The investment spread percentage in 1996 decreased to 1.83% from 2.07% in 1995.

   Operating expenses were $63.3 million for the three months ended March 31, 1996 compared to $43.2 million for the three months ended March 31, 1995, an increase of $20.1 million, or 46.5%. These expenses primarily represent compensation and other general and administrative expenses. The increase for the three months ended March 31, 1996 includes $22.3 million of operating expenses related to Colonial, Newport and Independent and reflects decreases in certain operating expenses in the Company's asset management activities. Also, included in operating expenses for the three months ended March 31, 1996 are restructuring charges of $1.9 million related to the Company's bank marketing business. This restructuring charge was recognized in connection with the planned consolidation of the operations of the Bank Marketing Group into Independent's operations and represents severance, occupancy and other direct costs. In the three months ended March 31, 1995, a restructuring charge of $2.1 million was recognized in connection with a reorganization of certain research and investment management activities at Stein Roe.

   Commission expense relates to the commission income earned on the sale of investment and insurance products. For the three months ended March 31, 1996, commission expense totaled $7.0 million compared to $3.6 million for the three months ended March 31, 1995, an increase of $3.4 million. This increase is related to the increase in securities commissions earned.

   Policy benefits represent death benefits incurred in excess of policyholder account balances. Policy benefits were $1.2 million for the three months ended March 31, 1996 compared to $0.8 million for the three months ended March 31, 1995, an increase of $0.4 million. This increase was due to less favorable mortality experience during the 1996 period.

   Amortization of deferred policy acquisition costs was $14.1 million for the three months ended March 31, 1996 compared to $13.8 million for the three months ended March 31, 1995, an increase of $0.3 million. This increase in amortization was primarily attributable to reductions made in the last quarter of 1995 in estimated amortization periods and to the growth of business in force.

   Amortization of value of insurance in force was $1.7 million for the three months ended March 31, 1996 compared to $3.5 million for the three months ended March 31, 1995. The value of insurance in force is amortized in relation to the estimated gross profits to be realized over the life of the underlying policies and is adjusted to reflect actual experience. The decrease in amortization of $1.8 million for the three months ended March 31, 1996 was primarily related to changes made in the last quarter of 1995 in estimates on policy persistency.

   Amortization of deferred distribution costs was $6.8 million for the three months ended March 31, 1996 compared to $0.3 million for the three months ended March 31, 1995. This amortization relates to deferred sales commissions on a portion of the intangible assets acquired in connection with the Colonial acquisition and to the distribution of mutual fund shares sold with no up-front sales commissions. The increase during the 1996 period was attributable to the full-quarter consolidation of Colonial as discussed above.

   Amortization of intangible assets was $3.7 million for the three months ended March 31, 1996 compared to $1.5 million for the three months ended March 31, 1995, an increase of $2.2 million. This increase was primarily attributable to the acquisitions of Colonial and Newport in 1995.

   Interest expense was $5.0 million for the three months ended March 31, 1996 compared to $1.5 million for the three months ended March 31, 1995, an increase of $3.5 million. This increase was primarily attributable to the $100.0 million note issued in connection with the Colonial acquisition, the $24.0 million note issued in connection with the Newport acquisition and the $30.0 million note issued in 1995 as a dividend to Liberty Mutual.

Provision for Income Taxes

   Provision for income taxes was $12.5 million or 34.3% of income before income taxes, for the three months ended March 31, 1996. This compares to a provision of $8.1 million, or 44.6% of income before income taxes, for the three months ended March 31, 1995. The higher effective tax rate in 1995 primarily reflects the impact of restructuring and other costs in the Company's asset management operations for which no tax benefit was provided since the asset management operations were expected to recognize taxable income for the full year. In 1996, tax benefit was recognized in the utilization of net operating loss carryforwards in the Company's asset management operations. In both the 1996 and 1995 periods, substantially all of the provision for income taxes related to Keyport.

Net Income

   Net income was $23.8 million for the three months ended March 31, 1996 compared to $10.1 million for the three months ended March 31, 1995. The higher net income in the 1996 period was primarily attributable to the Colonial and Newport acquisitions (offset in part by increased amortization of deferred distribution costs and intangible assets, and by increased interest expense), and to net realized investment gains in 1996 compared to net realized investment losses in 1995. Partially offsetting these items were decreased investment spread and a higher provision for income taxes.

Financial Condition

   Investments  totaled  $10.2  billion as of March 31,  1996  compared to $10.1 billion as of  December  31,  1995.  This  increase  reflects  net  policyholder deposits received and the excess of net investment income over policy acquisition costs and operating expenses. This increase, however, also reflects net unrealized investment losses of approximately $ 162.8 million during the three months ended March 31, 1996.

   The percentage of Keyport's portfolio invested in below investment grade securities decreased slightly as of March 31, 1996. As of March 31, 1996, the carrying value of Keyport's total investments in below investment grade securities consisted of investments in 116 issuers totaling $759.2 million, or 6.8% of the investment portfolio, compared to 106 issuers totaling $811.8 million, or 7.4%, as of December 31, 1995. For the three months ended March 31, 1996, the yield on Keyport's below investment grade portfolio was 9.5% compared to 7.1% for the investment grade portfolio.

   Keyport analyzes its investment portfolio at least quarterly in order to determine if its ability to realize the carrying value on any investment has been impaired. If impairment in value is determined to be other than temporary, the cost basis of the impaired security is written down to fair value. The amount of the writedown is recorded as a realized investment loss. For the three months ended March 31, 1996, there were no such adjustments to Keyport's investment portfolio.

   Cash and cash equivalents increased to approximately $1.0 billion as of March 31, 1996 from $875.3 million as of December 31, 1995. Substantially all of this increase relates to securities being held by Keyport as collateral in connection with its securities lending activities. The Company records the collateral received from its securities lending transactions as an asset and its obligation to return the collateral, when the transaction is closed, as a liability. As of March 31, 1996, the Company had an asset, and a corresponding liability of $515.7 million for cash pledged as collateral.

   Deferred policy acquisition costs increased to $263.5 million as of March 31, 1996 from $179.7 million as of December 31, 1995. Deferral of current period costs (primarily commissions) incurred to generate annuity sales totaled $15.8 million, while amortization of these costs totaled $14.1 million. The adjustment to deferred policy acquisition costs relating to the valuation of debt and equity securities under SFAS No. 115 increased deferred policy acquisition costs by $82.9 million during the three months ended March 31, 1996.

   Intangible assets, including goodwill, were $207.4 million as of March 31, 1996 compared to $192.3 million as of December 31, 1995. This net increase of $15.1 million during 1996 was attributable to the acquisition of Independent.

   Policy liabilities increased by 1.1% to $10.2 billion during the three months ended March 31, 1996. This reflects the net policyholder deposits received and interest credited to policyholder liabilities.

   Stockholders' equity as of March 31, 1996 was $947.8 million compared to $956.4 as of December 31, 1995, a decrease of $8.6 million. Net income during the period was $23.8 million, and cash dividends on the Company's Preferred and Common Stock totaled $0.9 million. Common Stock totaling $7.5 million was issued in connection with the acquisition of Independent. Net unrealized investment losses during the period decreased stockholders' equity by $39.2 million. As of March 31, 1996, there were 28,055,820 common shares outstanding compared to 27,682,536 shares as of December 31, 1995.

Liquidity and Capital Resources

   The Company is a holding company whose liquidity needs include the following:
(i) payment of operating expenses; (ii) debt service; (iii) payment of dividends on preferred stock and common stock; (iv) acquisitions; and (v) providing working capital where needed to its operating subsidiaries. The Company's principal sources of cash are dividends from its principal operating subsidiaries, and, in the case of funding for acquisitions and certain long-term capital needs of its subsidiaries, long-term borrowings.

   On a consolidated basis, net cash provided by operating activities totaled $130.1 million for the three months ended March 31, 1996. Based upon the historical cash flow of the Company, the Company's current financial condition and the Company's expectation that there will not be a material adverse change in the results of operations of the Company and its subsidiaries during the next twelve months, the Company believes that cash flow provided by operating activities over this period will provide sufficient liquidity for the Company to meet its working capital, capital investment and other operational cash needs, its debt service obligations, its obligations to pay dividends on the Preferred Stock, and (assuming Liberty Mutual continues to participate in the Dividend Reinvestment Plan) its intentions to pay dividends on the Common Stock.

   Each of the Company's business segments have their own financial resources and liquidity requirements. In the Company's annuity insurance operations, such resources and requirements pertain to the management of the general account assets and policyholder liabilities. Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from net investment income, annuity premiums and deposits, and from maturities of fixed investments. In the Company's asset management activities, financial resources and liquidity requirements pertain to the investment management and distribution of mutual funds and private accounts. The Company's asset management operating subsidiaries generate cash from asset management, distribution and sales charge fees. In addition, with respect to Colonial, a credit facility is maintained to finance sales of mutual fund shares having contingent deferred sales loads.

   Cash received by Keyport for annuity premiums, from the maturity of investments and from net investment income have historically been sufficient to meet Keyport's requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of March 31, 1996, 71.3% of Keyport's total investments, including short-term investments, are considered readily marketable.

   Keyport believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or securities in its short duration portfolio, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market. Although the Company believes that Keyport will have adequate liquidity to meet anticipated surrender levels, a material increase in actual surrenders could have a material adverse effect on the Company's operations and liquidity.

   Regulatory authorities restrict dividend payments from Keyport to the Company in excess of the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. The Company considers these requirements in managing its cash flows and liquidity needs. As of March 31, 1996, Keyport could declare dividends of up to $34.6 million without the approval of the Commissioner of Insurance of the State of Rhode Island. Keyport has not paid any dividends since its acquisition in 1988. Stein Roe is also subject to certain regulatory standards which may restrict its ability to pay dividends. As of March 31,1996, Stein Roe exceeded the most restrictive of these standards by approximately $0.7 million. In addition, Colonial's credit facility contains a covenant which may restrict Colonial's ability to pay dividends. As of March 31, 1996, the amount of dividends Colonial could pay under such restrictions was $17.9 million.

Investment Management and Risk Management

   Keyport manages its portfolio, in part, based on the effective duration of its portfolio investments and the anticipated effective duration of its policy liabilities. As of March 31, 1996, the duration of Keyport's fixed income portfolio (representing 90.1% of Keyport's total general account investments, and calculated including cash and short term investments) was 2.8 years.

   Keyport's investment management strategy takes into account the anticipated cash flow requirements of its policy liabilities. Liability cash outflows are affected by policy maturities, surrender experience and interest crediting rates; simulation models are used to estimate policy cash flows under a wide range of future interest rate scenarios. Based on analyses of these scenarios, investment strategies are designed to meet policy obligations, maintain the desired investment spread between assets and liabilities, and limit the potential adverse impact of changing market interest rates.

   A key element of Keyport's business activities is its asset/liability management process. This process integrates investment management and liability management to reduce the risk presented by changing market interest rates.

   Interest rate risk occurs when interest rate changes cause asset cash flows (general account investment income, principal payments and calls) to react differently than liability cash flows (policyholder benefits). Keyport seeks to manage this risk through, among other things, its setting of renewal rates and by investment portfolio actions designed to address the interest rate sensitivity of asset cash flows in relation to liability cash flows. Portfolio actions used to manage interest rate risk include targeting the effective duration of the investment portfolio and utilizing interest rate swaps and caps to hedge asset and liability cash flow sensitivities. Interest rate swaps and caps involve, to varying degrees, elements of credit risk and market risk which are not reflected in the Company's consolidated financial statements. The
Company periodically monitors credit risk and the financial stability of its counterparties according to prudent investment guidelines and established procedures.

   Credit risk also arises from the possibility that a default would affect adversely a fixed maturity investment's anticipated return. Keyport seeks to manage this risk by careful credit analysis and ongoing credit monitoring. Strict investment guidelines limit the total exposure of debt and derivative instruments in any single issuer as a percentage of Keyport's stockholder's equity and total invested assets. In addition, the portfolio is monitored to maintain diversification across industry and security type. Keyport also monitors its investment portfolio monthly to identify securities that may exhibit a deterioration in credit quality.

   Keyport invests in certain below investment grade securities to enhance overall portfolio yield. Investments in below investment grade securities have greater risks than investments in investment grade securities. Keyport actively manages its below investment grade portfolio to optimize its risk return profile.

Effects of Inflation

   Inflation has not had a significant impact on the operations of the Company since the Company's assets (which consist primarily of cash and investments) and its liabilities are monetary in nature. However, inflation may result in increased operating expenses that may not be readily recoverable in the prices of the services charged by the Company.

Recent Accounting Pronouncement

   In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which became effective in 1996. SFAS 123 establishes a fair-value-based method of accounting under which compensation cost is recognized over the service period. However, SFAS 123 allows a company to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to follow the accounting method under APB 25 and will adopt the disclosure requirements of SFAS 123 in its December 31, 1996 consolidated financial statements.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

   11  Statement re Computation of Per Share Earnings
   12  Statement re Computation of Ratios
   27  Financial Data Schedule

(b)    Reports on Form 8-K

   On March 20, 1996, the Company filed a current report on Form 8-K dated March 14, 1996, in connection with the termination of KPMG LLP as its independent accountants.

   On April 12, 1996, the Company filed a current report on Form 8-K dated April 10, 1996, in connection with the appointment of Ernst & Young LLP as its independent accountants.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  LIBERTY FINANCIAL COMPANIES, INC.





                                             /s/ Gerald Rush
                                     ---------------------------------
                                               Gerald Rush
                                          Vice President Finance
                                       (Duly Authorized Officer and
                                        Chief Accounting Officer)






Date:   May 13, 1996

                                Exhibit Index


Exhibit
No.         Description                                          Page
- - -------     -----------                                          ----

    11     Statement re Computation of Per Share Earnings
    12     Statement re Computation of Ratios
    27     Financial Data Schedule