Form 10-Q
period 1996-06-30
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 1996-08-13
CIK 936372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996
                               -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ------------ to -----------


                       Commission file number: 1-13654
                                               -------


                        LIBERTY FINANCIAL COMPANIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Massachusetts                                    04-3260640
- -------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



600 Atlantic Avenue, Boston, Massachusetts                           02210-2214
- -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (617) 722-6000
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

   There were 28,403,051 shares of the registrant's Common Stock, $.01 par value, and 327,725 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of July 31, 1996.

Exhibit index - Page 28                                            Page 1 of 31

                        LIBERTY FINANCIAL COMPANIES, INC.
          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED JUNE 30, 1996


                                TABLE OF CONTENTS


Part I. FINANCIAL INFORMATION                                      Page
                                                                   -----

Item 1.   Financial Statements
          Consolidated Balance Sheets as of June 30, 1996 and
           December 31, 1995
          Consolidated Statements of Income for the Three Months
           and Six Months Ended June 30, 1996 and 1995
          Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 1996 and 1995
          Consolidated Statement of Stockholders' Equity for the
           Six Months Ended June 30, 1996
          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Results of
           Operations and Financial Condition


Part II.  OTHER INFORMATION


Item 5.          Other Information
Item 6.          Exhibits and Reports on Form 8-K
Signatures
Exhibit Index



                        LIBERTY FINANCIAL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                    Unaudited

                                           June 30              December 31
                                             1996                   1995
                                           -------              -----------

                                     ASSETS
Assets:
    Investments                           $10,152,309            $10,144,742
    Cash and cash equivalents               1,104,835                875,314
    Accrued investment income                 132,275                132,856
    Deferred policy acquisition costs         304,221                179,672
    Value of insurance in force                65,073                 43,939
    Deferred distribution costs               120,549                114,579
    Intangible assets                         209,092                192,301
    Other assets                              145,066                106,734
    Separate account assets                 1,013,051                959,224
                                          -----------            -----------
                                          $13,246,471            $12,749,361
                                          ===========            ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policyholder balances                  $10,389,378            $10,084,392
   Notes payable to affiliates                229,000                229,000
   Payable for investments purchased
    and loaned                                454,329                317,715
   Other liabilities                          244,666                259,685
   Separate account liabilities               955,587                889,107
                                          -----------             ----------
      Total liabilities                    12,272,960             11,779,899
                                          -----------             ----------



Redeemable   convertible  preferred
 stock,  par  value  $0.01;  327,725
 shares authorized, issued and
 outstanding in 1996; 327,741
 shares in 1995                                13,432                 13,040
                                          -----------             ----------

Stockholders' Equity:
 Common stock, $.01 par value, authorized
  100,000,000 shares; issued and outstanding
  28,365,996 shares in 1996; 27,682,536
  shares in 1995                                  284                    277
 Additional paid-in capital                   826,161                810,510
 Net unrealized investment gains               37,137                 87,158
 Retained earnings                             97,018                 59,370
 Unearned compensation                           (521)                  (893)
                                          -----------            -----------
      Total stockholders' equity              960,079                956,422
                                          ===========            ===========
                                          $13,246,471            $12,749,361
                                          ===========            ===========






                             See accompanying notes.


                        LIBERTY FINANCIAL COMPANIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (in thousands, except per share data)
                                    Unaudited

                                           Three Months          Six Months
                                           Ended June 30        Ended June 30
                                           -------------        -------------
                                           1996     1995      1996        1995
                                          ------    -----     ----        ----
Investment income                        $193,814 $190,982  $385,826  $ 376,144
Interest credited to policyholders       (140,210)(139,268) (281,107)  (270,187)
                                         -------- --------  --------   --------

Investment spread                          53,604   51,714   104,719    105,957
                                         -------- --------  --------  ---------

Net realized investment gains (losses)     (1,684)    (719)    2,090     (6,372)
                                         -------- --------  --------  ---------

Fee income:
 Investment advisory and administrative
  fees                                     48,815   42,890    95,217     65,487
 Distribution and service fees             11,075    8,891    21,694      9,593
 Transfer agency fees                      10,790    9,199    21,229     10,947
 Surrender charges and net commissions      9,435    5,840    17,137     10,830
 Separate account fees                      3,574    3,210     7,036      6,421
                                         -------- --------  --------  ---------
Total fee income                           83,689   70,030   162,313    103,278
                                         -------- --------  --------  ---------
Expenses:
 Operating expenses                       (67,885) (58,296) (133,763)  (101,228)
 Amortization of deferred policy
  acquisition costs                       (14,865) (12,367)  (28,973)   (26,161)
 Amortization of deferred distribution
  costs                                    (7,384)  (5,889)  (14,168)    (6,228)
 Amortization of value of insurance
  in force                                 (1,850)  (3,329)   (3,568)    (6,853)
 Amortization of intangible assets         (4,535)  (3,529)   (8,266)    (5,069)
 Interest expense                          (5,036)  (5,266)  (10,056)    (6,769)
                                         -------- --------  --------  ---------
Total expenses                           (101,555) (88,676) (198,794)  (152,308)
                                         -------- --------  --------  ---------

Pretax income                              34,054   32,349    70,328     50,555
Income tax expense                        (10,996) (11,267)  (23,448)   (19,394)
                                         -------- --------  --------  ---------
Net income                                $23,058  $21,082   $46,880    $31,161
                                         ======== ========  ========  =========

Net income per share                        $0.77    $0.72     $1.58      $1.17
                                         ======== ========  ========  =========



Common stock and common stock equivalents  29,611   28,784    29,437     26,513
                                         ======== ========  ========  =========





                             See accompanying notes


                        LIBERTY FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                         Six Months Ended
                                                             June 30
                                                       ---------------------
                                                       1996             1995
                                                       ----             ----

Cash flows from operating activities:
Net income                                             $  46,880     $  31,161
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                          32,017        23,322
   Interest credited to policyholders                    281,107       270,187
   Net realized investment (gains) losses                 (2,090)        6,372
   Net amortization of  investments                        2,159         4,669
   Change in deferred policy acquisition  costs           (9,830)      (24,725)
   Net change in assets and liabilities, net of effect
    of acquisitions                                      (60,267)      (39,662)
                                                      ----------    ----------

      Net cash provided by operating activities          289,976       271,324
                                                      ----------    ----------
Cash flows from investing activities:
   Investments purchased held to maturity                      0      (117,576)
   Investments purchased available for sale           (1,315,877)   (1,274,799)
   Investments sold held to maturity                           0        14,929
   Investments sold available for sale                    18,634       183,619
   Investments matured held to maturity                        0       145,275
   Investments matured available for sale              1,140,052       426,978
   Acquisitions, net of cash acquired                     (7,085)      (96,774)
   Change in policy loans                                (13,535)      (19,558)
   Change in mortgage loans                                3,984         3,797
                                                      ----------    ----------
      Net cash used in investing activities             (173,827)     (734,109)
                                                      ----------    ----------
Cash flows from financing activities:
   Withdrawals from policyholder accounts               (548,205)     (480,564)
   Deposits to policyholder accounts                     572,084       776,716
   Securities lending                                     90,176       564,421
   Borrowings from affiliates                                  0       124,000
   Repayments under revolving credit facility                  0        (5,500)
   Exercise of stock options                               1,228            78
   Dividends paid                                         (1,911)         (961)
                                                      ----------    ----------
      Net cash provided by financing activities          113,372       978,190
                                                      ----------    ----------
   Increase in cash and cash equivalents                 229,521       515,405
   Cash and cash equivalents at beginning of period      875,314       726,711
                                                      ----------    ----------
   Cash and cash equivalents at end of period         $1,104,835    $1,242,116
                                                      ==========    ==========





                             See accompanying notes




                        LIBERTY FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                    Unaudited



                                       Net
                        Additional Unrealized                         Total
                Common   Paid-In   Investment  Retained   Unearned Stockholders'
                Stock    Capital      Gains    Earnings Compensation  Equity
                -----    --------- ----------  --------- ----------  -----------
Balance,
 December 31,
 1995           $277    $810,510    $  87,158 $  59,370   $(893)     $956,422
Common stock
 issued in
 Independent
 acquisition       3       7,497            0         0       0         7,500
Proceeds from
 exercise of
 stock options     2       1,226            0         0       0         1,228
Unearned
 compensation      0           0            0         0     372           372
Accretion to face
 value of
 preferred stock   0           0            0      (392)      0          (392)
Common stock
 dividends         2       6,927            0    (8,369)      0        (1,440)
Preferred stock
 dividends         0           0            0      (471)      0          (471)
Conversion of
 preferred stock   0           1            0         0       0             1
Change in net
 unrealized
 gains             0           0      (50,021)        0       0       (50,021)
Net income         0           0            0    46,880       0        46,880
            --------    --------    ---------  -------- --------     --------

Balance, June
 30, 1996       $284    $826,161    $  37,137  $ 97,018   $(521)     $960,079
            ========    ========    =========  ======== ========     ========






                             See accompanying notes


                        LIBERTY FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    General

          The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures in these consolidated financial statements are adequate to present fairly the information contained herein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1995 Annual Report to Stockholders. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

          Certain prior period amounts in the accompanying unaudited consolidated income statements have been reclassified to conform to the current period presentation. The principal reclassifications relate to the presentation of investment spread (the amount by which net investment income exceeds interest credited to policyholder balances), fee income and net commissions, and were made to provide additional information with respect to the Company's major sources of revenue.


2.    Industry Segment Information

         The Company is an asset accumulator which operates in two industry segments: retirement-oriented insurance (principally annuities) and asset management. The annuity insurance business is conducted at Keyport Life Insurance Company ("Keyport"). Keyport generates investment spread income from the investment portfolio which supports policyholder balances associated with its fixed and indexed annuity business and its closed block of single premium whole life insurance. The annuity insurance business also derives fee income from the administration of fixed, indexed and variable annuity contracts. The asset management business is conducted principally at the Colonial Group, Inc. ("Colonial"), an investment advisor, distributor and transfer agent to mutual funds, Stein Roe & Farnham Incorporated ("Stein Roe"), a diversified investment advisor, and Newport Pacific Management, Inc. ("Newport"), an investment advisor to mutual funds and institutional accounts specializing in Asian equity markets. The asset management business derives fee income from investment products and services.

         Approximately 60.1% of the Company's operating earnings for the six months ended June 30, 1996 relates to the Company's annuity insurance business, with the remaining 39.9% attributable to the Company's asset management activities. This compares to approximately 72.4% and 27.6%, respectively, for the year earlier period.

3.    Acquisitions

         On March 7, 1996, the Company acquired, for cash and common stock, all the outstanding common stock of Independent Holdings, Inc. ("Independent"). In addition, the Company agreed to make contingent payments in common stock upon the attainment of certain objectives. Independent is engaged in the distribution of annuity and investment products through banks.

          On April 11, 1996, the Company acquired for cash all the outstanding capital stock of KJMM Investment Management Company, Inc. ("KJMM"), a registered investment advisor primarily in the wealth management business. KJMM had assets under management of approximately $400.0 million as of the date of acquisition.

4.   Investments

          Investments, all of which pertain to Keyport, were comprised of the following (in thousands):

                                            June 30             December 31
                                              1996                  1995
                                            -------             -----------
Fixed maturities                          $  9,451,230         $  9,535,948
Mortgage loans                                  70,521               74,505
Policy loans                                   511,861              498,326
Other invested assets                           82,334               10,748
Equity securities at fair value                 36,363               25,215
                                           -----------          -----------
 Total                                     $10,152,309          $10,144,742
                                           ===========          ===========

     The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and enable appropriate tax planning, the Company classifies its entire fixed maturities investments as "available for sale" which are carried at estimated fair value.

     The following table summarizes Keyport's investments in fixed maturities as of June 30, 1996 (in thousands):

                                                Gross       Gross
                                 Amortized    Urealized   Unrealized    Fair
                                    Cost        Gains       Losses      Value
                                    ----         -----      ------      -----


  U.S. Treasury securities       $  366,824  $  1,179    $  (1,713) $  366,290
  Mortgaged backed securities of
   U.S. government agencies
   and corporations                 738,331    15,521       (5,974)    747,878
  Obligations of states and
   political subdivisions             6,492       373            0       6,865
  Debt securities issued by
   foreign governments               82,881       962       (2,722)     81,121
  Corporate securities            3,493,273   126,664      (29,285)  3,590,652
  Other mortgage backed
   securities                     3,078,604    36,301      (58,632)  3,056,273
  Asset backed securities         1,376,759     9,313      (14,377)  1,371,695
  Senior secured loans              230,456         0            0     230,456
                                 ----------  --------    ---------  ----------
    Total fixed maturities       $9,373,620  $190,313    $(112,703) $9,451,230
                                 ==========  ========    =========  ==========

5.   Net Income per Share

          Net income per share is calculated by dividing applicable net income by the weighted average number of shares of common stock outstanding during each period adjusted for the incremental shares attributable to common stock equivalents. Common stock equivalents consist of outstanding employee stock options. In calculating net income per share, net income is reduced by convertible preferred stock dividend requirements. Such preferred stock earns cumulative dividends at the annual rate of $2.875 per share and is redeemable at the option of the Company, subject to certain conditions, anytime after March 24, 1998. At the time of issuance, the convertible preferred stock was determined not to be a common stock equivalent.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     Net Income was $23.1 million or $0.77 per share in the second quarter of 1996 compared to $21.1 million or $0.72 per share in the second quarter of 1995. This higher net income in the second quarter of 1996 was due to higher investment spread and fee income. Partially offsetting these items were increased operating expenses and higher amortization expense. In the first half of 1996, net income was $46.9 million or $1.58 per share compared to $31.2 million or $1.17 per share in the first half of 1995. The higher net income in the first half of 1996 was attributable to higher fee income (primarily associated with the Colonial and Newport acquisitions) and to net realized investment gains in 1996 compared to net realized investment losses in 1995. Partially offsetting these items were increased operating expense, amortization and interest, and higher income tax expense.

     Pretax Income was $34.1 million in the second quarter of 1996 compared to $32.3 million in the second quarter of 1995. This higher pretax income in the second quarter 1996 was primarily attributable to higher investment spread and fee income. For the first half of 1996, pretax income was $70.3 million compared to $50.6 million in the first half of 1995. The higher pretax income in the first half of 1996 was primarily attributable to the Colonial and Newport acquisitions, and to net realized investment gains in 1996 compared to net realized investment losses in 1995.

     Investment Spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $53.6 million in the second quarter of 1996 compared to $51.7 million in the second quarter of 1995. These amounts represent 2.03% and 2.06%, respectively, of average monthly investments (computed without giving effect to SFAS 115), which include a portion of the Company's cash and cash equivalents, of $10.6 billion and $10.1 billion during 1996 and 1995, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. Such investment spread percentage in the second quarter of 1996 was 1.89% compared to 1.91% in the second quarter of 1995. For the first half of 1996, investment spread was $104.7 million compared to $106.0 million in the first half of 1995. These amounts represent 2.00% and 2.14%, respectively, of average monthly investments of $10.5 billion and $9.9 billion during 1996 and 1995, respectively. The investment spread percentage was 1.86% in the first half of 1996 compared to 2.00% in the first half of 1995. For all of 1996, assuming a constant interest rate environment, Keyport anticipates a lower investment yield compared to 1995 and a lower interest credited rate. However, the interest credited rate is expected to decrease more than the investment yield will decrease, and, accordingly, the investment spread percentage and investment spread is expected to increase slightly.

     Investment income was $193.8 million in the second quarter of 1996, compared to $191.0 million in the second quarter of 1995. Investment income increased in the 1996 period primarily as a result of a higher level of average invested assets, partially offset by a decrease in the average investment yield. The average investment yield was 7.34% in the second quarter of 1996 compared to 7.60% in the 1995 period. The decreased investment yield in 1996 reflects the lower interest rates prevailing during the latter half of 1995 and early 1996. For the first half of 1996, investment income was $385.8 million compared to $376.2 million in the first half of 1995. Investment income increased in the 1996 six-month period primarily as a result of the higher level of average invested assets, partially offset by a decrease in the average investment yield. The average investment yield was 7.36% in the first half of 1996 compared to 7.61% in the 1995 period. The decreased investment yield in 1996 reflects the lower interest rates prevailing during the latter half of 1995 and early 1996.

     Interest credited to policyholders totaled $140.2 million in the second quarter of 1996 compared to $139.3 million in the second quarter of 1995. Interest credited to policyholders increased in the 1996 period primarily as a result of a higher level of policyholder balances, mostly offset by a decrease in the average interest credited rate. Policyholder balances averaged $10.3 billion in the second quarter of 1996 compared to $9.8 billion in the second quarter of 1995. The average interest credited rate was 5.45% in 1996 compared to 5.69% in 1995. For the first half of 1996, interest credited to policyholders was $281.1 million compared to $270.2 million in the first half of 1995. Interest credited to policyholders increased in the 1996 six-month period primarily as a result of the higher level of average policyholder balances, partially offset by a decrease in the average interest credited rate. Policyholder balances averaged $10.2 billion in the first half of 1996 compared to $9.6 billion in the first half of 1995. The average interest credited rate was 5.50% in 1996 compared to 5.61% in 1995.

     Average Investments (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $10.6 billion in the second quarter of 1996 compared to $10.1 billion in the second quarter of 1995. This increase of $0.5 billion was primarily due to sales of the Company's fixed and indexed annuities during the period. Fixed and indexed annuity premiums totaled $334.6 million in the second quarter of 1996 compared to $413.5 million in the second quarter of 1995. The decrease in premiums in the 1996 period was primarily attributable to the general decline in interest rates from the first half of fiscal 1995 through the first quarter of 1996 which caused fixed annuity products to be less attractive than other investment products. For the first half of 1996, average investments were $10.5 billion compared to $9.9 billion in the first half of 1995. Fixed and indexed annuity premiums totaled $526.6 million in the first half of 1996 compared to $733.6 million in the first half of 1995. The decrease in the 1996 six-month period was also attributable to the reduced market demand for fixed-rate products referred to above. Fixed and indexed annuity premiums during 1996 include $307.0 million of the Company's innovative KeyIndex product. This indexed annuity provides the investor with the potential to participate in returns based upon the S&P 500, while providing a guarantee of principal associated with a traditional annuity.

     Net Realized Investment Losses totaled $1.7 million in the second quarter of 1996 comnpared $0.7 million in the second quarter of 1995. For the first half of 1996, net realized investment gains were $2.1 million compared to net investment losses of $6.4 million in the first half of 1995. The net realized gains in the 1996 period were primarily attributable to sales of corporate investment securities. The realized losses in 1995 were attributable to sales of Keyport fixed maturity investments to maximize total return.

     Investment Advisory and Administrative Fees are based on the market value of assets managed in mutual funds and for wealth management and institutional investors. Investment advisory and administrative fees were $48.8 million in the second quarter of 1996 compared to $42.9 million in the second quarter of 1995. This increase of $5.9 million primarily reflects a higher level of average assets under management. For the first half of 1996, investment advisory and administrative fees were $95.2 million compared to $65.5 million in the first half of 1995. A substantial portion of this increase of $29.7 million was related to the fee income attributable to the assets acquired in the Colonial acquisition in March 1995 and the Newport acquisition in April 1995 (whose results of operations are included in the consolidated financial statements for six months in 1996 and three months in 1995). In addition, the increase reflects growth of assets under management during the period.

     Investment advisory and administrative fees are based on the levels of assets under management, which are affected by product sales and redemptions and changes in the market values of the investments managed by the Company. Assets under management and changes in assets under management are set forth in the two tables below (in billions).

Assets Under Management
- -----------------------
                                                 As of June 30
                                                 -------------
                                             1996             1995
                                             ----             ----

  Mutual Funds:
    Broker-distributed                      $15.6            $15.0
    Direct-marketed                           6.1              4.7
    Closed-end                                1.9              1.7
                                            -----            -----
    Variable annuity                          1.0              0.9
                                             24.6             22.3
  Wealth Management                           4.7              4.0
  Institutional                               4.6              4.1
                                            -----            -----
    Total Assets Under Management*          $33.9            $30.4
                                            =====            =====
     ---------
     * As of June 30, 1996,  Keyport's  investments of $10.8 billion bring total assets under management to $44.7 billion.

Changes in Assets Under Management
- ----------------------------------
                                      Three Months Ended     Six Months Ended
                                           June 30               June 30
                                           -------               -------
                                      1996          1995     1996        1995
                                      ----          ----     ----        ----
Assets under management - beginning   $32.7        $29.9    $31.9       $16.3
Sales and reinvestments                 2.0          1.1      3.9         2.0
Redemptions and withdrawals            (1.5)        (2.5)    (2.7)       (4.8)
Acquisitions                            0.4          0.7      0.4        14.3
Market appreciation                     0.3          1.2      0.4         2.6
                                      -----        -----    -----       -----
Assets under management - ending      $33.9        $30.4    $33.9       $30.4
                                      =====        =====    =====       =====


     Average fee-based assets under management were $33.8 billion for the three months ended June 30, 1996 compared to $30.6 billion for the three months ended June 30, 1995. For the six months ended June 30, 1996, average fee-based assets were $33.1 billion compared to $23.6 billion for the six months ended June 30, 1995. This increase in 1996 was due to the Colonial and Newport acquisitions, net mutual fund sales and market appreciation. Investment advisory and administrative fees were 0.58% of average assets under management in the second quarter of 1996 and 0.56% in the second quarter of 1995. For the first half, such amounts were 0.57% and 0.55%, respectively. These increases in the effective fee rate were primarily due to a higher proportion of equity assets under management during 1996.

     Distribution and Service Fees are based on the market value of the Company's broker-distributed mutual funds. Distribution fees of 0.75% are earned on the average assets attributable to such funds sold without front-end sales loads, and service fees of 0.25% (net of amounts passed on to selling brokers) are earned on the total of such average mutual fund assets. These fees totaled $11.1 million in the second quarter of 1996 compared to $8.9 million in the second quarter of 1995. This increase of $2.2 million was primarily attributable to the higher asset level of mutual funds sold without front-end sales loads. For the first half of 1996, distribution and service fees were $21.7 million compared to $9.6 million in the first half of 1995. This increase of $12.1 million was primarily attributable to the full period consolidation of Colonial. As a percentage of weighted average assets, these fees approximated 0.70% in each of the 1996 and 1995 periods.

     Transfer Agency Fees are based on the market value of assets managed in the Company's broker-distributed and direct-marketed mutual funds. Such fees were $10.8 million on average assets of $21.7 billion in the second quarter of 1996 and $9.2 million on average assets of $19.7 billion in the second quarter of 1995. The increase of $1.6 million was primarily due to higher average assets of direct-marketed mutual funds and a fee increase on such funds instituted during the second quarter of 1995. As a percentage of total average mutual fund assets in the second quarter of 1996 and 1995, respectively, transfer agency fees were approximately 0.20% and 0.19%. For the first half of 1996, transfer agency fees were $21.2 million on average assets of $21.4 billion and $10.9 million on average assets of $12.6 billion in the first half of 1995. The increase of $10.3 million was primarily due to the full-period consolidation of Colonial and the fee increase on direct-marketed funds. As a percentage of total average mutual fund assets in the first half of 1996 and 1995, transfer agency fees were approximately 0.20% and 0.17%, respectively.

     Surrender Charges and Net Commissions are revenues earned on: a) the early withdrawal of fixed, indexed and variable annuity policyholder balances, and redemptions of the broker-distributed mutual funds which were sold without front-end sales loads; b) the distribution of the Company's broker-distributed mutual funds (net of the substantial portion of such commissions that is passed on to the selling brokers); and c) the sales of non-proprietary investment products in the Company's bank marketing businesses (net of the substantial portion of such commissions that is passed on to the Company's client banks). Total surrender charges and net commissions were $9.4 million in the second quarter of 1996 compared to $5.8 million in the second quarter of 1995, and, for the first half of 1996 were $17.1 million compared to $10.8 million in the first half of 1995.

     Surrender charges on fixed, indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder balances during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed during the first six years. Such charges totaled $5.0 million and $5.5 million in the second quarter of 1996 and 1995, respectively, and $9.9 million and $9.3 million in the first half of 1996 and 1995, respectively. The decrease in surrender charges in the second quarter of 1996 was primarily due to a decrease in surrender charges on annuity withdrawals. The increase in the first half of 1996 was primarily due to the mutual fund redemptions associated with the full-period consolidation of Colonial. On an annualized basis, total fixed, indexed and variable annuity withdrawals represented 10.6% and 10.5% of the total average annuity policyholder and separate account balances in the second quarter of 1996 and 1995, respectively, and 10.2% and 10.8% of the total average policyholder and separate account balances in the first half of 1996 and 1995, respectively.

     Net commissions were $4.4 million in the second quarter of 1996 and $0.3 million in the second quarter of 1995. The increase in 1996 was primarily attributable to the acquisition of Independent on March 7, 1996. For the first half of 1996, net commissions were $7.2 million compared to $1.5 million in the first half of 1995. The increase in the 1996 six-month period was primarily attributable to the acquisition of Independent and the full period consolidation of Colonial.

     Separate Account Fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets supporting the contracts in separate accounts, were $3.6 million in the second quarter of 1996 compared to $3.2 million in the second quarter of 1995. Such fees represented 1.5% and 1.6%, respectively, of average variable annuity and variable life separate account balances. For the first half of 1996, these fees were $7.0 million compared to $6.4 million in the first half of 1995. Such fees represented 1.5% and 1.6%, respectively, of average variable annuity and variable life separate account balances.

     Operating Expenses primarily represent compensation and other general and administrative expenses. These expenses were $67.9 million in the second quarter of 1996, compared to $58.3 million in the second quarter of 1995, an increase of $9.6 million. The increase in the second quarter of 1996 primarily was due to the acquisition of Independent and to increases in compensation and marketing expenses relating to mutual fund sales. For the first half of 1996, operating expenses were $133.8 million compared to $101.2 million in the first half of 1995, an increase of $32.6 million. A substantial portion of the increase in the first half of 1996 relates to Colonial, Newport and Independent but also reflects decreases in certain operating expenses in the Company's asset management activities. Also included in operating expenses in the first half of 1996 are restructuring charges of $1.9 million recognized in connection with the planned consolidation of the Company's bank marketing business into Independent's operations. In the first half of 1995, a restructuring charge of $2.3 million was recognized in connection with a reorganization of research and investment management activities in the Company's asset management business.

     Amortization of Deferred Policy Acquisition Costs was $14.9 million in the second quarter of 1996 compared to $12.4 million in the second quarter of 1995 and $29.0 million in the first half of 1996 compared to $26.2 million in the first half of 1995. The increase in amortization during 1996 was primarily due to a decrease in estimated amortization periods in the last quarter of 1995 relating to shorter average policy lives, and to the growth of business in force associated with fixed, indexed and variable annuity sales. Amortization expense represented 0.53% and 0.47%, on an annualized basis, of the total average policyholder and separate account balances in the second quarter of 1996 and 1995, respectively, and 0.52% and 0.50% or the total average policyholder and separate account balances in the first half of 1996 and 1995, respectively.

     Amortization of Deferred Distribution Costs relates to the deferred sales commissions acquired in connection with the Colonial acquisition and to the distribution of mutual fund shares sold without front-end sales loads. Amortization was $7.4 million in the second quarter of 1996 compared to $5.9 million in the second quarter of 1995 and $14.2 million in the first half of 1996 compared to $6.2 million in the first half of 1995. The increase during the second quarter of 1996 was primarily attributable to continuing sales of such fund shares during 1995 and 1996. The increase during the first half of 1996 was primarily attributable to the full-period consolidation of Colonial.

     Amortization of Value of Insurance in Force totaled $1.9 million in the second quarter of 1996 compared to $3.3 million in the second quarter of 1995 and $3.6 million in the first half of 1996 compared to $6.9 million in the first half of 1995. The decrease in amortization during 1996 was primarily due to an increase in estimated amortization periods in the last quarter of 1995 relating to longer average policy lives on the Company's closed block of whole life insurance.

     Amortization of Intangible Assets was $4.5 million in the second quarter of 1996 compared to $3.5 million in the second quarter of 1995 and $8.3 million in the first half of 1996 compared to $5.1 million in the first half of 1995. These increases were attributable to the acquisitions of Colonial, Newport and Independent.

     Interest Expense was $5.0 million in the second quarter of 1996 compared to $5.3 million in the second quarter of 1995. For the first half of 1996 interest expenses was $10.1 million compared to $6.8 million in the first half of 1995. This increase in the first half of 1996 was primarily attributable to the $100.0 million note issued in connection with the Colonial acquisition, the $24.0 million note issued in connection with the Newport acquisition and the $30.0 million note issued in 1995 to Liberty Mutual.

     Income Tax Expense was $11.0 million or 32.3% of income before income taxes, in the second quarter of 1996 compared to $11.3 million, or 34.8% of income before income taxes, in the second quarter of 1995. For the first half of 1996, income tax expense was $23.5 million or 33.3% of income before income taxes compared to $19.4 million or 38.4% for the first half of 1995. The higher effective tax rate in 1995 primarily reflects the impact of restructuring and other costs in the Company's asset management operations for which no tax benefit was provided. In both the 1996 and 1995 periods, substantially all the income tax expense related to the Company's annuity insurance business.

Financial Condition

     Stockholders' Equity as of June 30, 1996 was $960.1 million compared to $956.4 million as of December 31, 1995. Net income during the period was $46.9 million, and cash dividends on the Company's Preferred and Common Stock totaled $1.9 million. Common Stock totaling $7.5 million and $1.2 million was issued in connection with the acquisition of Independent and upon the exercise of stock options, respectively. A decrease in net unrealized investment gains during the period decreased stockholders' equity by $50.0 million.


     Book Value Per Share amounted to $33.85 at June 30, 1996 compared with $34.55 at December 31, 1995. Excluding net unrealized gains on debt and equity securities, book value per share amounted to $32.54 at June 30, 1996 and $31.40 at December 31, 1995. As of June 30, 1996, there were 28.4 million common shares outstanding compared to 27.7 million shares as of December 31, 1995.

     Investments, not including cash and cash equivalents, totaled $10.2 billion as of June 30, 1996 compared to $10.1 billion as of December 31, 1995. This increase reflects fixed and indexed annuity sales in the first half of 1996 and a decrease in net unrealized investment gains of approximately $219.5 million.

     The Company manages the majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and enable appropriate tax planning, the Company classifies its entire fixed maturities investments as "available for sale" and accordingly classifies such investments at estimated fair value.

     The Company's total investments at June 30, 1996, had an aggregate fair value that exceeded its amortized cost by $96.2 million including net unrealized gains of $89.0 million on its available for sale fixed maturities and equity portfolios. As of December 31, 1995, such net unrealized investment gains were $308.5 million. The decrease in net unrealized gains in the first half of 1996 principally reflects the higher relative prevailing interest rates during the period.

     Approximately $8.8 billion, or 93.6%, of the fixed maturities investments at June 30, 1996, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At June 30, 1996, the carrying value of investments in below investment grade securities totaled $824.0 million, or 7.6% of total investments (including a portion of cash and cash equivalents) of $10.8 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade securities.

Investment Management

     Asset-liability matching is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed and indexed policyholder balances should be backed by investments, principally comprised of fixed maturities, that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve and the excess at which fixed maturities are priced over the yield curve. Its portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with the investment objectives of effective asset-liability matching, liquidity and safety.

     The Company conducts its investment operations to closely match the duration of the assets in its investment portfolio to its policyholder balances. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its policyholder balances by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges to encourage persistency, discourage withdrawals and make the cost of its policyholder balances more predictable. Approximately 88.9% of the Company's fixed annuity policyholder balances were subject to surrender charges at June 30, 1996.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its policyholder balances under a variety of possible future interest rate scenarios. At June 30, 1996 the effective duration of the Company's fixed maturities investments (approximately 93.1% of total investments) was approximately 2.8 years.

     As a component of its investment strategy, the Company utilizes interest rate swap agreements ("swap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest rates credited to policyholders. At June 30, 1996, the Company had 38 outstanding swap agreements with an aggregate notional principal amount of $2.2 billion. These agreements mature in various years through 2001. In addition, with respect to the Company's indexed annuity, the Company buys call options on the S&P 500 Index to manage its obligation to provide returns based upon this Index. At June 30, 1996, the Company had options with an estimated fair value of $40.9 million.

     There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap agreements is the risk associated with counterparty nonperformance. The Company believes that the counterparties to its swap agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. In addition, swap agreements have interest rate risk. However, these swap agreements hedge fixed-rate assets; any interest rate movements that adversely affect the market value of swap agreements would be more than offset by changes in the market values of such fixed rate assets.

     The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, new reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded fixed maturities investments, management also considers market value quotations if available.

Liquidity

     The Company is a holding company whose liquidity needs include the following: (i) operating expenses; (ii) debt service; (iii) dividends on preferred stock and common stock; (iv) acquisitions; and (v) working capital where needed to its operating subsidiaries. The Company's principal sources of cash are dividends from its operating subsidiaries, and, in the case of funding for acquisitions and certain long-term capital needs of its subsidiaries, long-term borrowings.

     Regulatory authorities permit dividend payments from Keyport to the Company up to the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. As of June 30, 1996, Keyport could declare dividends of up to $34.6 million without the approval of the Commissioner of Insurance of the State of Rhode Island. Under Colonial's credit facility, Colonial could pay dividends of approximately $40.4 million as of June 30, 1996.

     Each of the Company's business segments have their own liquidity needs and financial resources.

     In the Company's annuity insurance operations, liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from net investment income, annuity premiums and deposits, and from maturities of fixed investments.

     Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of June 30, 1996, $7.6 billion of Keyport's total investments, including short-term investments, are considered readily marketable.

     To the extent that unanticipated surrenders cause Keyport to sell a material amount of securities prior to their maturity for liquidity purposes, such surrenders could have a material adverse effect on the Company. However, Keyport believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or investment securities in its short duration portfolio, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market.

     In the Company's asset management activities, liquidity needs and financial resources pertain to the investment management and distribution of mutual funds, wealth management and institutional accounts.

     Based upon the historical cash flow of the Company, the Company's current financial condition and the Company's expectation that there will not be a material adverse change in the results of operations of the Company and its subsidiaries during the next twelve months, the Company believes that cash flow provided by operating activities over this period will provide sufficient liquidity for the Company to meet its working capital, capital investment and other operational cash needs, its debt service obligations, its obligations to pay dividends on the Preferred Stock, and its intentions to pay dividends on the Common Stock. The Company's cash flow may be influenced by, among other things, general economic conditions, realized investment gains and losses, the interest rate environment, the level of assets under management, market changes, regulatory changes and tax law changes.

Effects of Inflation

     Inflation has not had a material effect on the Company's consolidated results of operations. The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed maturity portfolio increases or decreases in inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. (If interest rates decline the Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed maturity investments mature or are sold and the proceeds are reinvested at reduced rates.) However, inflation may result in increased operating expenses that may not be readily recoverable in the prices of the services charged by the Company.

Item 5.  Other Information


     With this report the Company has revised its financial reporting format. In particular, components of investment spread, which are from the Company's retirement-oriented insurance products, are presented separately from fee income, which is generated mainly from its investment management products. The Company also has made corresponding changes in its Management's Discussion and Analysis presentation.

     Set forth below is a description of the Company's business formatted in a similar manner built around the distinction between the Company's two core business segments. The Company intends to follow this format in future SEC filings. The following business description is not required in this report, but is included to assist investors and analysts. The information presented below does not include disclosures different in substance from the Company's prior SEC filings.

Overview

     Liberty Financial Companies, Inc. ("Liberty Financial" or the "Company") is an asset accumulation and management company -- that is, Liberty Financial earns revenues by accumulating financial assets from investors and savers and managing those assets. Liberty Financial accumulates assets by offering diverse investment and retirement-oriented insurance products through multiple distribution channels.

     The Company has two core product lines -- retirement-oriented insurance products (principally annuities) and investment management products (mutual funds, as well as wealth management and institutional investment management). The Company's insurance products primarily produce spread income; the investment management products produce fee income. The Company believes that these products have attractive growth prospects due to important demographic and economic trends. These trends include the aging baby boom generation's desire to increase savings and investment, lower public confidence that government and employer-provided retirement benefits will be adequate for future retirees, longer life expectancies and rising health care costs.

     Liberty Financial's efforts to capitalize on these growth prospects are guided by four interrelated strategies:

          Diversification. Within its two core product lines, the Company develops and markets a range of products that serve individuals at different stages of their life and earnings cycle. This mix is also designed to include products that will be in demand under a variety of economic and market conditions. Similarly, the Company reaches customers through a variety of distribution channels. The Company believes that the diversification in its products and distribution channels allows it to increase its assets under management in different market cycles, thereby reducing earnings volatility.

          Innovation. Liberty Financial believes that product, service and distribution innovations are essential in order to grow its asset base and meet the ever changing financial needs of its customers. The Company believes it has an impressive track record in such innovations.

          Integration. Liberty Financial conducts business through several operating units that are wholly owned subsidiaries. Liberty Financial emphasizes integration of its operating units, with a view toward accumulating additional assets or achieving scale economies in its operating expense structure.

          Acquisition. Where appropriate, the Company seeks acquisitions that provide additional assets, investment management capabilities, distribution capabilities or other integration opportunities in its core product areas.

     For the six months ended June 30, 1996, the Company had total product sales of $4.5 billion. Sixty-four percent of these product sales were made through an intermediary distributor, with the balance made directly to the investor or policyholder.

     At June 30, 1996, assets under management were $44.7 billion, consisting of the following:

          $10.8 billion in annuities and other insurance products;

          $24.6 billion in mutual fund assets;

          $4.7 billion attributable to wealth management; and

          $4.6 billion attributable to institutional investment management.

     For the six months ended June 30, 1996 products producing spread income accounted for approximately 60% of the Company's pre-tax operating income, while products producing fee income accounted for the remaining 40%. Liberty Financial seeks to balance the spread income and fee income components of its pre-tax operating income. The Company has made progress in achieving this goal since its acquisitions of The Colonial Group, Inc. and Newport Pacific Management, Inc. in the first half of 1995.

     At June 30, 1996, 82% of Liberty Financial's voting stock was indirectly owned by Liberty Mutual Insurance Company.

Retirement-Oriented Insurance Products

     The Company offers a full range of retirement-oriented insurance products, grouped according to whether they provide fixed, indexed or variable returns to policyholders. Substantially all these products currently are annuities that are underwritten and issued by Keyport Life Insurance Company ("Keyport"), an operating unit of the Company. Annuities are insurance products designed to offer individuals protection against the risk of outliving their income during retirement. In addition to offering a tax-favored source of lifetime income, annuities are also a tax-efficient means of accumulating savings for retirement needs.

               Fixed Annuities.  The Company's  principal fixed annuity products are individual single premium deferred annuities ("SPDAs"). A SPDA policyholder typically makes a single premium payment at the time of issuance. The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term (typically one year) and is adjusted annually thereafter, subject to a guaranteed minimum rate. At June 30, 1996, the Company's fixed annuity policyholder balances were $7.8 billion.

               Equity-Indexed  Annuities.  Indexed  annuities  are an innovative product first introduced in 1995 by the Company when it began selling KeyIndex, an equity-indexed product. An equity-indexed annuity credits a return to the policyholder at a "participation rate" equal to a portion of the change in value of a specified equity index. KeyIndex is currently offered for both one and five-year terms with interest earnings based on a percentage of the increase in the S&P 500 Index. With the five-year term, the interest earnings are based on the highest anniversary value of the S&P 500 Index during the term. KeyIndex also provides a guarantee of principal at the end of the term. Thus, unlike a direct equity investment, even if the S&P 500 Index declines, there is no risk to principal. At June 30, 1996, the Company's equity-indexed annuity policyholder balances were $400 million. The Company has several versions of the equity-index annuity concept under development.

               Variable  Annuities.  Variable  annuities  offer a  selection  of underlying investment alternatives, which may satisfy a variety of policyholder objectives. In a variable annuity, separate account investment options (similar to mutual funds) pass the investment risk directly to the policyholder in return for the potential of higher returns. The Company's Preferred Advisor variable annuity currently offers 11 separate account investment choices and four guaranteed fixed interest options. At June 30, 1996, the Company's variable annuity separate account policyholder balances were $955 million.

     Fixed and indexed annuities produce spread income; variable annuities primarily produce fee income.

     While the  Company  currently  does not offer  traditional  life  insurance products, it manages a closed block of single premium whole life insurance policies ("SPWLs"). SPWLs are a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWLs in response to the Tax Reform Act of 1986. The Company had SPWL policyholder balances of $2.0 billion at June 30, 1996. SPWLs produce spread income.

     Under current law, returns credited on annuities and life insurance policies during the accumulation period (the period during which interest is credited and payouts have not yet begun) are not subject to federal or state income tax. Proceeds payable on death from a life insurance policy are also free from such taxes. At the maturity or payment date of an annuity policy, the policyholder is entitled to receive the original deposit plus accumulated returns. The policyholder may elect to take this amount in either a lump sum or an annuitized series of payments over time. The return component of such payments is taxed at the time of receipt as ordinary income.

     The Company's insurance products include important features designed to promote both sales and asset retention, including interest crediting rates and surrender charges. Interest crediting and participation rates significantly influence the Company's ability to be competitive in the sale of new policies. SPDA renewal rates impact retention of SPDA assets, particularly on policies where surrender penalties have expired. All of the Company's annuities permit the policyholder at anytime to withdraw all or any part of the accumulated policy balance. Surrender charges provide a measure of protection against premature withdrawal of policy balances. Surrender charges typically start at 7% and then decline over a five- to seven-year period. All of the Company's annuities currently are issued with surrender charges. With respect to spread income products (fixed and indexed annuities), both crediting rates and policyholder withdrawals affect the Company's management of asset/liability matching and contribute to the achievement of investment spread targets.

     The Company believes Keyport has a reputation for excellent service to its intermediary distributors and its policyholders. Keyport has developed advanced technology systems for immediate response to customer inquiries, and rapid processing of policy issuances and commission payments (often at the point of sale). These systems also play an important role in controlling costs. Keyport's annualized operating expenses during the six months ended June 30, 1996 were 0.48% of assets, making Keyport one of the lowest cost operators in the annuity business.

     Keyport's strong financial ratings are important to its ability to accumulate and retain policyholder balances. Keyport is rated "A+" (Superior) by A.M. Best, "AA-" by Standard and Poor's and "A1" by Moody's. A.M. Best is an
independent insurance rating agency that assigns fifteen letter ratings to insurance companies, ranging from "A++" (Superior) to "F" (In Liquidation). Publications of A.M. Best indicate that "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have achieved superior overall performance when compared to the quantitative and qualitative standards established by A.M. Best, and generally have demonstrated a strong ability to meet their policyholder obligations over a long period of time. These ratings are based upon information supplied to the rating agency, and are directed toward the protection of policyholders, not investors.

     The   Company   has   two   primary    financial    objectives    for   its
retirement-oriented insurance products: to increase policyholder balances through new sales and asset retention and to earn targeted investment spreads on its fixed and indexed return products.

     New product sales are influenced primarily by overall market conditions impacting the attractiveness of these products, and by product features, including interest crediting and participation rates, and innovations that distinguish the Company's products from those of its competitors. Sales of SPDAs tend to be sensitive to prevailing interest rates. Sales can be expected to increase in interest rate environments when SPDA crediting rates are higher than rates offered by competing conservative fixed-return investments, such as bank certificates of deposit. SPDA sales can be expected to decline in interest rate environments when this differential in rates is not present.

     Premiums on fixed and indexed annuities are deposited to Keyport's general investment account. To achieve its targeted investment spreads, the Company must earn returns on its general account sufficiently in excess of the fixed or indexed returns credited to policyholders. The key element of this investment process is asset/liability management. Successful asset/liability management requires a quantitative assessment of overall policy liabilities (including maturities, surrenders and crediting of returns) and prudent investment of general account assets. The two most important tools in managing policy liabilities are setting crediting rates and establishing surrender periods. The asset side of the investment process requires portfolio techniques that earn required yields while effectively managing both interest rate risk and credit risk. The Company emphasizes a conservative approach to asset/liability management, which is oriented toward reducing downside risk in adverse markets, as opposed to maximizing spread in favorable markets. The approach is also designed to reduce earnings volatility.

     The majority of the Company's general account (85.8% at June 30, 1996) is invested in fixed maturity securities. An additional 8.6% is maintained in cash and cash equivalents for short term liquidity needs. The principal strategy for managing interest rate risk is to maintain a relatively short duration of its fixed income portfolio (2.8 years at June 30, 1996). The Company also employs hedging strategies, including interest rate swaps and caps, to manage this risk. In the case of KeyIndex, the Company purchases S&P 500 call options to hedge its obligations to provide participation rate returns. Credit risk is managed by careful credit analysis and monitoring. At June 30, 1996, 93% of the fixed income component of the general account portfolio consisted of investment grade securities (securities rated BBB- or higher by S&P, or Baa3 or higher by Moody's), which had an overall average S&P rating of A+. The balance was invested in below investment grade securities to enhance overall portfolio yield. At June 30, 1996, less than 0.1% of the fixed income portfolio consisted of securities in default.

Investment Management

     Liberty Financial has three core types of investment management products: mutual funds, wealth management, and institutional investment management. The Company has four separate operating units engaged in investment management: The Colonial Group, Inc. ("Colonial"), Stein Roe & Farnham Incorporated ("Stein Roe"), Newport Pacific Management, Inc. ("Newport") and Liberty Asset Management Company ("LAMCO").

               Mutual Funds.  The Company  sponsors 71 open-end mutual funds, as well as seven closed-end funds. The open-end funds include 40 intermediary-distributed Colonial funds, 20 direct-marketed Stein Roe funds and 11 funds that are investment options under the Company's variable annuities. The closed-end funds include five Colonial funds and two LAMCO funds. At June 30, 1996, total fund assets were $24.6 billion. At that date 44% of these assets were invested in equity funds (compared to 35% at June 30, 1995), 29% in taxable fixed income funds and 27% in tax-exempt fixed income funds. The Company seeks to continue to increase equity mutual fund assets under management.

               Wealth  Management.  At June 30, 1996,  the Company  managed $4.7 billion in investment portfolios for high net worth individuals, families and trusts, all of which is managed by Stein Roe.

               Institutional  Investment  Management.  At  June  30,  1996,  the
              Company managed $4.6 billion of investment portfolios for institutional investors such as insurance companies, public and private retirement funds, endowments, foundations and other institutions. Most of these assets are managed by Stein Roe. In addition, Stein Roe manages $9.5 billion of Keyport's general account portfolio.

     The Company believes that the most important factors in accumulating and retaining investment management assets are investment performance, customer service and brand name recognition. Strong investment performance is crucial to asset accumulation and retention, regardless of the product or distribution channel. Performance is particularly important for mutual funds, whether intermediary-distributed or direct-marketed. The Company believes that currently the most important measure of performance influencing sales through intermediaries is peer group rankings compiled by Lipper. For the one-year period ended June 30, 1996, based on figures for Class A (front-end load) shares, 30 of the Colonial funds (accounting for 48% of the $16.3 billion in total Colonial fund assets at that date) were in the top two quartiles of their respective Lipper peer groups, with 18 funds (with 20.77% of such assets) in the top quartile. For direct-marketed funds, the Company believes that currently the most important performance measure influencing sales is Morningstar ratings. Of the 12 Stein Roe funds rated by Morningstar as of the date of this report, none are less than three-star (an indication of strong and consistent investment performance), with six funds having a four-star rating and one fund having the maximum five-star rating. The Company's investment performance must remain competitive for the Company to continue to grow investment management sales and assets.

     Excellent service to customers, including mutual fund shareholders and distributors, is fundamental to successful asset retention. The Company acquired Colonial, in part, because of its reputation for excellent customer service. Following the acquisition of Colonial, the Company consolidated its mutual fund transfer agency functions into Colonial.

     The Company believes that, in light of the proliferation of mutual funds and investment managers, strong brand name recognition in relevant distribution channels is essential to asset accumulation and retention, particularly with respect to mutual funds. The Company believes that the Colonial name carries strong brand name recognition among brokers and other intermediaries selling mutual funds, and that the Stein Roe name carries similar recognition in the direct sales channel. Similarly, the Company believes that Stein Roe has a franchise presence in the wealth market, and that Newport is a recognized leader in investment management in Asian markets.

     As with insurance products, sales of mutual funds and other investment management products are subject to market forces, such as changes in interest rates and stock market performance. Sales of the Company's equity mutual funds have benefited in 1996 from the continued strong performance of the U.S. stock market. Sales of the Company's fixed income mutual funds have been modest during 1996, given current market conditions. Changes in the financial markets, including significant increases or decreases in interest rates or stock prices, can increase or decrease fund sales and redemptions, as well as the values of fund portfolios, all of which can impact the level of investment management fees.

     The Company's financial objectives with respect to its investment management businesses are to grow assets under management in each of its three core product areas, and to improve operating margins through increasing scale and cost savings produced by integration. The investment management business, particularly with respect to mutual funds, offers excellent opportunities to grow operating profits and to achieve and attain attractive operating margins for those participants whose asset base and investment and service infrastructure reach critical mass levels. Since its acquisition of Colonial and Newport in the first six months of 1995, the Company has generated annualized cost savings of approximately $12.0 million per year through the consolidation of various support and service functions in its mutual fund business.

Distribution and Sales

     Liberty Financial sells its products through multiple distribution channels. Total proprietary product sales for the six months ended June 30, 1996 were $4.5 billion. Sixty-four percent of these sales were made through intermediaries, and the remaining 36% of sales were made directly to the investor.

Distribution Through Intermediaries

     The Company sells both annuities and mutual funds through various intermediaries, including national and regional brokerage firms, banks, financial planners and insurance agents. In the first six months of 1996, more than 28,000 brokers and agents sold the Company's products. The Company's annuities and mutual funds are most often sold to middle and upper-middle class investors and savers. Many of these individuals, busy with their own careers, families and other interests, seek the help of an investment professional in selecting investment and retirement savings products. In each of these intermediary channels, the Company provides products, as well as promotional materials and other support services.

     Reflecting its diversification strategy, the Company maintains distribution relationships with several different types of intermediaries. Intermediary-distributed mutual funds and annuities historically have been sold through brokerage firms and insurance agents. In recent years banks and financial planners also have become significant distributors of these products. Banks have moved into selling mutual funds and annuities to counter the outflow of customer deposits and to increase fee income. The Company was a pioneer in selling through banks, both in terms of helping banks develop marketing programs and in establishing wholesaling relationships with banks. Fee-based financial planners also have emerged as a significant distribution channel.

     The Company employs wholesalers for its annuities and for its intermediary-distributed mutual funds. The wholesalers meet with intermediaries' sales forces to educate them on matters such as product objectives, features, performance records and other key selling points. The Company also produces marketing material designed to help intermediaries sell the Company's products, and provides after-sale support to both the intermediaries and their customers. The degree and mix of these services vary with the requirements of the particular intermediary. For example, a small brokerage or financial planning firm typically will utilize more of these support services than a large national brokerage firm.

     Liberty Financial has two sales units that sell mutual funds and annuities through banks: the Liberty Financial Bank Group and Independent Financial Marketing Group, Inc. ("IFMG"). The Company acquired IFMG in March, 1996, and is in the process of consolidating these two organizations into IFMG. These businesses design and implement programs that sell such products through their client banks, license and train sales personnel and provide administrative support. Program structures and the degree of the Company's involvement vary widely depending upon the particular needs of each bank. In some banks, the bank provides space in its branches and the Company places its own sales representatives in that space and fully operates the program. Products sold include the Company's proprietary products, as well as non-proprietary products (including in some cases the bank's own proprietary mutual funds). In other cases, the Company's role may be limited to functions such as licensing and training the bank's employees and wholesaling products. At June 30, 1996, these operations had 175 bank relationships involving over 3,100 registered salespersons.

     The sales practices and support needs of the Company's distributors are constantly evolving. The Company must respond to these changes in order to maintain and increase its intermediary distribution relationships. Pricing structures in these channels, particularly with respect to mutual funds, are evolving from one-time up-front sales loads to options that shift investors' payments over time and move toward fee-based pricing. Intermediaries also increasingly demand that product providers supply new value-added services. The Company's intermediary-distributed mutual funds now are sold with alternate pricing structures. The Company is seeking to develop innovative new technology-based service and support tools, such as asset allocation models and on-line customer account management systems, designed to provide value-added services to intermediaries and their customers. Some distributors have begun to assess fee sharing payments or similar charges as additional compensation for fund sales. The Company may have to choose in certain cases between absorbing these charges or limiting its access to certain distributors.

Direct Distribution

     The Company's direct-marketed mutual funds, as well as its wealth management and institutional investment management services, are sold directly to investors. The Company's direct-marketed mutual funds are purchased predominantly by middle and upper middle class investors and savers who choose to select their own funds and who wish to avoid paying sales loads and similar fees. Wealth management clients typically are high net worth individuals and families and smaller institutional investors. Institutional investment management clients typically are larger institutional investors managed by in-house professional staffs that select and oversee asset managers, often with the advice of third party consultants. Direct sales of these products and services requires that the Company perform all of the marketing and service functions required to reach and retain these investors.

     In each of the direct sales markets served by the Company, investment performance is essential to generating sales and retaining customers. Mutual fund sales also require robust marketing campaigns using print, radio and television advertising and direct mail that highlight performance and other selling points. The Company believes that certain of the technology-based customer service and support tools it is developing, such as on-line account access and asset allocation programs, will be important tools in accumulating and retaining assets in the direct distribution channels. Stein Roe's reputation as a high quality asset manager is the most important factor in generating new wealth and institutional asset management clients. Active management of the client relationship, including frequent personal contacts, is necessary to retain these clients.

Diversification

     The appeal of the Company's products varies according to an individual's age, income, risk tolerance and financial goals. The Company's products vary widely in financial objectives and risks. The Company's product diversity is designed in part to serve individuals at various stages of their life and earnings cycles, with an emphasis on retirement savings and income needs. The Company also believes that its product mix will appeal to customers under a variety of economic and market conditions. This diversification is designed to smooth out the ebbs and flows of the financial markets. There are times when equity mutual funds will sell more briskly than fixed income funds or annuities. Conversely, there are other periods when the opposite will be the case. Similarly, diversification of distribution channels allows the Company to reach many distinct segments of the marketplace and lessens its dependence on any one source of assets. The Company believes that the diversification in its products and distribution channels allows it to increase assets in different market cycles, thereby reducing earnings volatility.

Innovation

     The Company believes that innovations creating new or enhanced products or accessing new markets are essential in order to grow its asset base and meet the ever-changing needs of its customers. Successful product innovation has been critical to growth throughout the financial services industry. The Company believes that, aside from excellent investment performance, continual introduction of new and innovative products is the best strategy for generating new sales. In addition, the Company believes that the distinctions which have separated intermediary and direct distribution channels are blurring as a result of the trend in intermediary channels toward fee-based pricing, the introduction of asset allocation and other new value-added services and the emergence of new sales mediums (such as the Internet). This is particularly the case for products such as mutual funds that are purchased by individual investors. To succeed in the future in maintaining and expanding its client base and distribution relationships, the Company must respond by developing new products, pricing structures and technology-driven tools.

     The Company believes that it has an impressive record in product and distribution innovations. Keyport was a leader in developing single premium whole life insurance. Liberty Financial was a pioneer in the business of distributing mutual funds and annuities through banks. The Colonial Newport Tiger Fund was the first U.S.-based mutual fund to focus exclusively on the "Tiger" countries of Asia. The Stein Roe Young Investor Fund was the first mutual fund to be coupled with an educational program to teach younger people about investing, while at the same time offering parents an excellent device to save for educational and other family needs. The Company's ability to create new products continued with its introduction in 1995 of KeyIndex, the first equity-indexed annuity introduced into the marketplace.

Integration

     Liberty Financial conducts business through several operating units that are wholly owned subsidiaries. Integration of Liberty Financial's operating companies is a fundamental operating philosophy. Leveragable talents and resources include product development and design, distribution relationships, investment management, investor servicing and technology development and support. Where appropriate, the Company seeks to leverage those resources across multiple operating units, with a view toward accumulating additional assets or reducing expenses. Examples of successfully implemented integration efforts include the following:

               Upon  the  Company's  acquisition  of  Newport  in  April,  1995,
              Colonial assumed the marketing, sales, service and administration of Newport's flagship Tiger Fund. The Fund's outstanding investment performance has continued following the acquisition (it remains ranked first in its Lipper peer group for the five-year period ended June 30, 1996), and asset growth has been exceptional, increasing 63.4% since that time. Colonial also has benefited because the availability of the Colonial Newport Tiger Fund has established distribution arrangements with new intermediaries.

               Stein Roe manages most of Keyport's  general account fixed income portfolio, and, together with, Colonial and Newport, manages certain funds underlying Keyport's variable annuity product.

              Colonial's transfer agency operations also perform these functions for the Stein Roe funds.

               During the six months ended June 30,  1996,  the  Company's  bank distribution units were the largest distributor of Keyport's annuities, and the third largest distributor of the Colonial funds, accounting for 9.0% and 6.0%, respectively, of total sales of those products.

Acquisitions

     Acquisitions are an integral part of the Company's business strategy. Keyport, Colonial, Stein Roe, Newport, and, most recently, IFMG all joined Liberty Financial through acquisition. Where appropriate, the Company continues to seek opportunities to make acquisitions that can provide additional assets, investment management capabilities, distribution capabilities, or other integration opportunities. Current areas of focus for the Company's acquisition efforts include the following:

     Mutual funds, with particular focus on equities and foreign markets;

              Additional distribution capabilities;

              Wealth management firms that can become part of Stein Roe, and can leverage and expand Stein Roe's franchise in the wealth management market; and

              Blocks of annuity assets that can be purchased or co-insured on attractive terms.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

     11  Statement re Computation of Per Share Earnings
     12  Statement re Computation of Ratios
     27  Financial Data Schedule

(b)   Reports on Form 8-K

     On April 12, 1996, the Company filed a current report on Form 8-K dated April 10, 1996 in connection with the appointment of Ernst & Young LLP as its independent accountants.

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LIBERTY FINANCIAL COMPANIES, INC.

                                                   /s/ Gerald Rush
                                        --------------------------------------
                                                     Gerald Rush
                                                 Vice President Finance
                                              (Duly Authorized Officer and
                                                Chief Accounting Officer)








Date:   August 13, 1996

                                  Exhibit Index


Exhibit No.      Description
- -----------      -----------

      11        Statement re Computation of Per Share Earnings
      12        Statement re Computation of Ratios
      27        Financial Data Schedule