Form 10-Q
period 1996-09-30
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 1996-11-08
CIK 936372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


--------------------------------------------------------------------------------
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996
                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ------------- to -------------

                       Commission file number: 1-13654
                                               -------

                       LIBERTY FINANCIAL COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Massachusetts                                   04-3260640
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


600 Atlantic Avenue, Boston, Massachusetts                            02210-2214
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (617) 722-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

   There were 28,527,612 shares of the registrant's Common Stock, $.01 par value, and 327,725 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of October 31, 1996.




Exhibit Index - Page 28                                             Page 1 of 31

                        LIBERTY FINANCIAL COMPANIES, INC.
        QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1996


                                TABLE OF CONTENTS


Part I.    FINANCIAL INFORMATION                                       Page
                                                                       ----

Item 1.    Financial Statements
           Consolidated  Balance  Sheets as of September 30, 1996
            and December 31, 1995
           Consolidated Income Statements for the Three Months
            and Nine Months Ended September 30, 1996 and 1995 Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 1996 and 1995
           Consolidated Statement of Stockholders' Equity for the
            Nine Months Ended September 30, 1996
           Notes to Consolidated Financial Statements

 Item 2.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition

Part II.   OTHER INFORMATION

Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K
Signatures
Exhibit Index



                        LIBERTY FINANCIAL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                             September 30      December 31
                                                1996              1995
                                             ------------     ------------
                                              Unaudited
                                     ASSETS
Assets:
   Investments                                $11,443,517     $10,144,742
   Cash and cash equivalents                    1,059,300         875,314
   Accrued investment income                      157,573         132,856
   Deferred policy acquisition costs              295,514         179,672
   Value of insurance in force                     90,656          43,939
   Deferred distribution costs                    119,662         114,579
   Intangible assets                              207,549         192,301
   Other assets                                   156,729         106,734
   Separate account assets                      1,033,218         959,224
                                              -----------     -----------
                                              $14,563,718     $12,749,361
                                              ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policyholder balances                      $11,559,719     $10,084,392
   Notes payable to affiliates                    229,000         229,000
   Payable for investments purchased
    and loaned                                    540,207         317,715
   Other liabilities                              252,714         259,685
   Separate account liabilities                   974,978         889,107
                                              -----------     -----------
      Total liabilities                        13,556,618      11,779,899
                                              -----------     -----------

Redeemable convertible preferred stock,
 $0.01 par value;327,725 shares issued
 and outstanding in 1996; 327,741 shares
 in 1995                                           13,630          13,040
                                              -----------     -----------
Stockholders' Equity:
 Common stock, $.01 par value, authorized
  100,000,000 shares; 28,522,362 shares
  issued and outstanding in 1996; 27,682,536
  shares in 1995                                      285             277
Additional paid-in capital                        830,792         810,510
Net unrealized investment gains                    45,617          87,158
Retained earnings                                 117,036          59,370
Unearned compensation                                (260)           (893)
                                              -----------     -----------
      Total stockholders' equity                  993,470         956,422
                                              -----------     -----------
                                              $14,563,718     $12,749,361
                                              ============    ===========





                             See accompanying notes

                        LIBERTY FINANCIAL COMPANIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (in thousands, except per share data)
                                    Unaudited


                                        Three Months Ended    Nine Months Ended
                                           September 30          September 30
                                       -------------------    -----------------
                                         1996        1995      1996        1995
                                         ----        ----      ----        ----
Investment income                 $ 207,696   $ 191,437   $ 593,522   $ 567,581
Interest credited to
 policyholders                     (152,015)   (143,571)   (433,122)   (413,758)
                                  ---------   ---------   ---------   ---------
Investment spread                    55,681      47,866     160,400     153,823
                                  ---------   ---------   ---------   ---------
Net realized investment gains
 (losses)                               733       1,430       2,823      (4,942)
                                  ---------   ---------   ---------   ---------
Fee income:
 Investment advisory and
  administrative fees                49,522      43,163     144,739     108,650
 Distribution and service fees       11,316       9,398      33,010      18,991
 Transfer agency fees                11,381       9,682      32,610      20,629
 Surrender charges and net
  commissions                         8,694       7,034      25,831      17,864
 Separate account fees                4,982       3,317      12,018       9,738
                                  ---------   ---------   ---------   ---------
Total fee income                     85,895      72,594     248,208     175,872
                                  ---------   ---------   ---------   ---------
Expenses:
 Operating expenses                 (71,511)    (59,730)   (205,274)   (160,958)
 Amortization of deferred
  policy acquisition costs          (15,467)    (12,025)    (44,440)    (38,186)
 Amortization of deferred
  distribution costs                  (7,782)     (6,143)    (21,950)   (12,371)
 Amortization of value of
  insurance in force                 (2,407)     (3,133)     (5,975)     (9,986)
 Amortization of intangible
  assets                             (3,810)     (3,488)    (12,076)     (8,557)
 Interest expense                    (4,930)     (4,682)    (14,986)    (11,451)
                                  ---------   ---------   ---------   ---------
Total expenses                     (105,907)    (89,201)   (304,701)   (241,509)
                                  ---------   ---------   ---------   ---------

Pretax income                        36,402      32,689     106,730      83,244
Income tax expense                  (11,689)    (10,733)    (35,137)    (30,127)
                                  ---------   ---------   ---------   ---------
Net income                        $  24,713   $  21,956   $  71,593   $  53,117
                                  =========   =========   =========   =========

Net income per share                  $0.82       $0.76       $2.40       $1.93
                                  =========   =========   =========   =========

Common stock and common stock
 equivalents                         29,708      28,763      29,527      27,267
                                  =========   =========   =========   =========















                             See accompanying notes

                        LIBERTY FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                           Nine Months Ended
                                                              September 30
                                                           -----------------
                                                            1996        1995
                                                            ----        ----
Cash flows from operating activities:
Net income                                               $ 71,593   $  53,117
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            50,374      39,120
  Interest credited to policyholders                      433,122     413,758
  Net realized investment (gains) losses                   (2,823)      4,942
  Net amortization of  investments                          2,769       6,651
  Change in deferred policy acquisition  costs            (16,427)    (29,359)
  Net change in assets and liabilities, net of
   effect of acquisitions                                (102,312)    (66,986)
                                                        ---------   ---------
     Net cash provided by operating activities            436,296     421,243
                                                        ---------   ---------

Cash flows from investing activities:
  Investments purchased held to maturity                        0    (227,966)
  Investments purchased available for sale             (3,116,451) (1,808,248)
  Investments sold held to maturity                             0      14,930
  Investments sold available for sale                     760,455     340,978
  Investments matured held to maturity                          0     205,673
  Investments matured available for sale                  927,439     672,353
  Acquisitions, net of cash acquired                      (38,420)    (96,774)
  Change in policy loans                                  (22,950)    (14,334)
  Change in mortgage loans                                  6,028      14,036
                                                        ---------   ---------
     Net cash used in investing activities             (1,483,899)   (899,352)
                                                        ---------   ---------

Cash flows from financing activities:
  Withdrawals from policyholder accounts                 (807,478)   (680,636)
  Deposits to policyholder accounts                     1,849,683     935,045
  Securities lending                                      194,932     544,009
  Borrowings from affiliates                                    0     124,000
  Repayments under revolving credit facility               (4,000)    (10,500)
  Exercise of stock options                                 1,371          83
  Dividends paid                                           (2,919)     (1,904)
                                                        ---------   ---------
     Net cash provided by financing activities          1,231,589     910,097
                                                        ---------   ---------
  Increase in cash and cash equivalents                   183,986     431,988
  Cash and cash equivalents at beginning of period        875,314     726,711
                                                        ---------   ---------
  Cash and cash equivalents at end of period           $1,059,300  $1,158,699
                                                        =========   =========



                             See accompanying notes

                       LIBERTY FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                    Unaudited



                                    Net
                     Additional  Unrealized                           Total
              Common  Paid-In    Investment Retained    Unearned   Stockholders'
              Stock   Capital      Gains    Earnings  Compensation    Equity
              ------ ----------  ---------- --------  ------------ ------------
Balance,
 December 31,
 1995           $277  $810,510   $  87,158  $  59,370  $   (893)      $956,422
Common stock
 issued in
 Independent
 acquisition       3     8,497           0          0         0          8,500
Proceeds from
 exercise
 of stock
 options           2     1,369           0          0         0          1,371
Unearned
 compensation      0         0           0          0       633            633
Accretion to
 face value of
 preferred
 stock             0         0           0       (590)        0           (590)
Common stock
 dividends         3    10,415           0    (12,630)        0         (2,212)
Preferred
 stock
 dividends         0         0           0       (707)        0           (707)
Conversion of
 preferred
 stock             0         1           0          0         0              1
Change in net
 unrealized
 gains             0         0     (41,541)         0         0        (41,541)
Net income         0         0           0     71,593         0         71,593
             -------   -------     -------    -------   -------        -------
Balance,
 September 30,
 1996           $285  $830,792    $ 45,617   $117,036   $  (260)      $993,470
             =======  ========    ========   ========   =======       ========











                            See accompanying notes


                      LIBERTY FINANCIAL COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  Unaudited

1.  General

       The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures in these consolidated financial statements are adequate to present fairly the information contained herein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1995 Annual Report to Stockholders. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

       Certain prior period amounts in the accompanying unaudited consolidated income statements have been reclassified to conform to the current period presentation. The principal reclassifications relate to the presentation of investment spread (the amount by which net investment income exceeds interest credited to policyholder balances) and the components of the Company's fee income. These reclassifications were made to provide additional information with respect to the Company's major sources of revenue.


2.  Industry Segment Information

      The Company is an asset accumulation and management company which operates in two industry segments: retirement-oriented insurance (principally annuities) and asset management. The annuity insurance business is conducted at Keyport Life Insurance Company ("Keyport"). Keyport generates investment spread income from the investment portfolio which supports policyholder balances associated with its fixed and indexed annuity business and its closed block of single premium whole life insurance. The annuity insurance business also derives fee income from the administration of fixed, indexed and variable annuity contracts. The asset management business is conducted principally at the Colonial Group, Inc. ("Colonial"), an investment advisor, distributor and transfer agent to mutual funds, Stein Roe & Farnham Incorporated ("Stein Roe"), a diversified investment advisor, and Newport Pacific Management, Inc. ("Newport"), an investment advisor to mutual funds and institutional accounts specializing in Asian equity markets. The asset management business derives fee income from investment products and services.

      Approximately 62.3% of the Company's operating earnings for the nine months ended September 30, 1996 was attributable to the Company's annuity insurance business, with the remaining 37.7% attributable to the Company's asset management activities. This compares to approximately 67.9% and 32.1%, respectively, during the year earlier period.

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

       On August 9, 1996, Keyport entered into a 100% coinsurance agreement for a $965.3 million block of single premium deferred annuities issued by Fidelity & Guaranty Life Insurance Company ("F&G Life"). Under this agreement ("the F&G Life transaction"), the investment risk of the annuity policies was transferred to Keyport. However, the policies will continue to be administered by F&G Life, and F&G Life remains contractually liable for the performance of all policy obligations. The F&G Life transaction resulted in a $934.0 million increase in investments and a $31.3 million increase in the value of insurance in force.

4.    Investments

      Investments, all of which pertain to Keyport, were comprised of the following (in thousands):

                                    September 30        December 31
                                        1996               1995
                                    ------------       -----------
Fixed maturities                     $10,710,754        $9,535,948
Mortgage loans                            68,477            74,505
Policy loans                             521,276           498,326
Other invested assets                    106,898            10,748
Equity securities                         36,112            25,215
                                     -----------       -----------
   Total                             $11,443,517       $10,144,742
                                     ===========       ===========

      The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and enable appropriate tax planning, the Company classifies its entire fixed maturities investments as " available for sale" which are carried at estimated fair value.

      The following table summarizes Keyport's investments in fixed maturities as of September 30, 1996 (in thousands):

                                          Gross       Gross
                           Amortized    Unrealized  Unrealized      Fair
                             Cost         Gains       Losses        Value
                          ------------  ----------  -----------  -----------
U.S. Treasury
 securities               $  430,957     $  1,138     $  (1,559)  $  430,536
Mortgaged backed
 securities of
 U.S. government
 agencies                  1,714,844       34,903       (17,332)   1,732,415
Obligations of
 states and
 political subdivisions       56,365          715           (62)      57,018
Debt securities
 issued by foreign
 governments                  50,787        2,558          (216)      53,129
Corporate securities       4,326,971      122,322       (27,150)   4,422,143
Other mortgage backed
 securities                2,281,123       34,916       (39,291)   2,276,748
Asset backed securities    1,459,453        9,353       (12,205)   1,456,601
Senior secured loans         282,164            0             0      282,164
                         -----------   ----------   -----------  -----------
 Total fixed
  maturities             $10,602,664   $  205,905   $   (97,815) $10,710,754
                         ===========   ==========   ===========  ===========


5.  Net Income per Share

          Net income per share is calculated by dividing applicable net income by the weighted average number of shares of common stock outstanding during each period, adjusted for the incremental shares attributable to common stock equivalents. Common stock equivalents consist of outstanding employee stock options. In calculating net income per share, net income is reduced by convertible preferred stock dividend requirements. Such preferred stock earns cumulative dividends at the annual rate of $2.875 per share and is redeemable at the option of the Company, subject to certain conditions, anytime after March 24, 1998. At the time ofissuance, the convertible preferred stock was determined not to be a common stock equivalent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

   Net Income was $24.7 million or $0.82 per share in the third quarter of 1996 compared to $22.0 million or $0.76 per share in the third quarter of 1995. This higher net income in the third quarter of 1996 was due to higher investment spread and fee income. Partially offsetting these items were increased operating expenses and higher amortization expense. For the nine months ended September 30, 1996, net income was $71.6 million or $2.40 per share compared to $53.1 million or $1.93 per share for the nine months ended September 30, 1995. The higher net income for the nine months ended September 30, 1996 was attributable to higher investment spread, higher fee income (primarily associated with the Colonial and Newport acquisitions early in 1995) and to net realized investment gains in 1996 compared to net realized investment losses in 1995. Partially offsetting these items were increased operating expenses, amortization expense, interest expense, and higher income tax expense.

   Pretax Income was $36.4 million in the third quarter of 1996 compared to $32.7 million in the third quarter of 1995. This higher pretax income in the third quarter of 1996 was primarily attributable to higher investment spread and fee income. For the nine months ended September 30, 1996, pretax income was $106.7 million compared to $83.2 million for the nine months ended September 30, 1995. The higher pretax income for the nine months ended September 30, 1996 was primarily due to higher investment spread, the higher income at Colonial and Newport and to net realized investment gains in 1996 compared to net realized investment losses in 1995.

   Investment Spread is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $55.7 million in the third quarter of 1996 compared to $47.9 million in the third quarter of 1995. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. Such investment spread percentage in the third quarter of 1996 was 1.84% compared to 1.70% in the third quarter of 1995. For the nine months ended September 30, 1996, investment spread was $160.4 million compared to $153.8 million for the nine months ended September 30, 1995. The investment spread percentage was 1.84% for the nine months ended September 30, 1996 compared to 1.89% for the nine months ended September 30, 1995. For the remainder of 1996, assuming a constant interest rate environment, Keyport anticipates a lower investment yield and a lower interest credited rate compared to 1995. The investment spread percentage for the remainder of the year is expected to be comparable to the spread percentage for the first nine months.

   Investment income was $207.7 million in the third quarter of 1996, compared to $191.4 million in the third quarter of 1995. Investment income increased in the 1996 period primarily as a result of a higher level of average invested assets, partially offset by a decrease in the average investment yield. The average investment yield was 7.37% in the third quarter of 1996 compared to 7.46% in the 1995 period. The decreased investment yield in 1996 reflects the lower interest rates prevailing during the latter half of 1995 and early 1996. For the nine months ended September 30, 1996, investment income was $593.5 million compared to $567.6 million for the nine months ended September 30, 1995. Investment income increased in the 1996 nine-month period primarily as a result of the higher level of average invested assets, partially offset by a decrease in the average investment yield. The average investment yield was 7.34% for the nine months ended September 30, 1996 compared to 7.56% in the 1995 period. The decreased investment yield in 1996 reflects the lower interest rates prevailing during the latter half of 1995 and early 1996.

   Interest credited to policyholders totaled $152.0 million in the third quarter of 1996 compared to $143.6 million in the third quarter of 1995. Interest credited to policyholders increased in the 1996 period primarily as a result of a higher level of policyholder balances, partially offset by a decrease in the average interest credited rate. Policyholder balances averaged $11.0 billion in the third quarter of 1996 compared to $10.0 billion in the third quarter of 1995. The average interest credited rate was 5.53% in 1996 compared to 5.76% in 1995. For the nine months ended September 30, 1996, interest credited to policyholders was $433.1 million compared to $413.8 million for the nine months ended September 30, 1995. Interest credited to policyholders increased in the 1996 nine-month period primarily as a result of the higher level of average policyholder balances, partially offset by a decrease in the average interest credited rate. Policyholder balances averaged $10.5 billion for the nine months ended September 30, 1996 compared to $9.7 billion for the nine months ended September 30, 1995. The average interest credited rate was 5.50% in 1996 compared to 5.67% in 1995.

   Average Investments (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $11.3 billion in the third quarter of 1996 compared to $10.3 billion in the third quarter of 1995. This increase of $1.0 billion was primarily due to the F&G Life transaction and sales of the Company's fixed and indexed annuities during the period. Fixed and indexed annuity premiums totaled $338.6 million in the third quarter of 1996 compared to $159.3 million in the third quarter of 1995. The increase in premiums in the 1996 period was primarily attributable to the sales of indexed annuities which were introduced during the third quarter of 1995. Indexed annuities provide the investor with the potential to participate in returns based upon the S&P 500, while providing a guarantee of principal associated with a traditional annuity. In the 1996 three-month period, indexed annuity sales were $167.9 million compared to $17.0 million in 1995. For the nine months ended September 30, 1996, average investments were $10.8 billion compared to $10.0 billion for the nine months ended September 30, 1995. Fixed and indexed annuity premiums totaled $865.3 million for the nine months ended September 30, 1996 compared to $892.9 million for the nine months ended September 30, 1995. The decrease in the 1996 nine-month period was also attributable to the reduced market demand for fixed-rate annuities earlier in 1996 offset by significantly increased sales of indexed products. Sales of indexed annuities during 1996 totaled $474.9 million compared to $34.6 million in 1995.

   Net Realized Investment Gains totaled $0.7 million in the third quarter of 1996 compared to $1.4 million in the third quarter of 1995. For the nine months ended September 30, 1996, net realized investment gains were $2.8 million compared to net investment losses of $4.9 million for the nine months ended September 30, 1995. The net realized gains in the 1996 period were primarily attributable to sales of corporate investment securities; the realized losses in 1995 were attributable to sales of Keyport fixed maturity investments to maximize total return.

   Investment Advisory and Administrative Fees are based on the market value of assets managed in mutual funds and for wealth management and institutional investors. Investment advisory and administrative fees were $49.5 million in the third quarter of 1996 compared to $43.2 million in the third quarter of 1995. This increase of $6.3 million primarily reflects a higher level of average assets under management. For the nine months ended September 30, 1996, investment advisory and administrative fees were $144.7 million compared to $108.6 million for the nine months ended September 30, 1995. A substantial portion of this increase of $36.1 million was related to the fee income attributable to the assets acquired in the Colonial acquisition in March 1995 and the Newport acquisition in April 1995 (whose results of operations are included in the consolidated financial statements for nine months in 1996 and six months in 1995). In addition, the increase reflects growth of assets under management during the period.

   The levels of assets under management are affected by product sales and redemptions and by changes in the market values of such assets under management. Assets under management and changes in assets under management are set forth in the two tables below (in billions).

Assets Under Management
-----------------------
                                    As of September 30
                                    ------------------
                                     1996       1995
                                     ----       ----

Mutual Funds:
 Broker-distributed                 $15.7       $15.1
 Direct-marketed                      6.6         4.7
 Closed-end                           1.9         1.8
 Variable annuity                     1.1         1.0
                                     ----        ----
                                     25.3        22.6
 Wealth Management                    5.0         4.6
 Institutional                        4.7         4.3
                                     ----        ----
  Total Assets Under Management*    $35.0       $31.5
                                     ====        ====
  ---------
  * As of September 30, 1996, Keyport's investments of $11.9 billion bring total assets under management to $46.9 billion.

Changes in Assets Under Management
----------------------------------
                             Three Months Ended     Nine Months Ended
                                September 30           September 30
                            ---------------------  ---------------------
                              1996        1995       1996        1995
                            ---------   ---------  ----------  ---------

Assets under management -
 beginning                     $33.9       $30.4       $31.9      $16.3
Sales and reinvestments          1.9         1.4         5.8        3.4
Redemptions and withdrawals     (1.5)       (1.8)       (4.2)      (6.6)
Acquisitions                       0         0.6         0.4       14.9
Market appreciation              0.7         0.9         1.1        3.5
                               -----       -----       -----      -----
Assets under management -
 ending                        $35.0       $31.5       $35.0      $31.5
                               =====       =====       =====      =====

   Average fee-based assets under management were $34.0 billion for the three months ended September 30, 1996 compared to $30.4 billion for the three months ended September 30, 1995. For the nine months ended September 30, 1996, average fee-based assets were $33.3 billion compared to $25.9 billion for the nine months ended September 30, 1995. This increase of $7.4 billion during the 1996 nine-month period was primarily due to the Colonial and Newport acquisitions, net mutual fund sales and market appreciation. Investment advisory and administrative fees were 0.59% of average assets under management in the third quarter of 1996 and 0.57% in the third quarter of 1995. For nine months ended September 30, such amounts were 0.58% and 0.56%, respectively. These increases in the effective fee rate were primarily due to the higher proportion of equity assets under management during 1996.

   Distribution and Service Fees are based on the market value of the Company's broker-distributed mutual funds. Distribution fees of 0.75% are earned on the average assets attributable to such funds sold without front-end sales loads, and service fees of 0.25% (net of amounts passed on to selling brokers) are earned on the total of such average mutual fund assets. These fees totaled $11.3 million in the third quarter of 1996 compared to $9.4 million in the third quarter of 1995. This increase of $1.9 million was primarily attributable to the higher asset level of mutual funds without front-end sales loads. For the nine months ended September 30, 1996, distribution and service fees were $33.0 million compared to $19.0 million for the nine months ended September 30, 1995. This increase of $14.0 million was primarily attributable to the full period consolidation of Colonial. As a percentage of weighted average assets, these fees approximated 0.69% in each of the 1996 and 1995 periods.

   Transfer Agency Fees are based on the market value of assets managed in the Company's broker-distributed and direct-marketed mutual funds. Such fees were $11.4 million on average assets of $22.0 billion in the third quarter of 1996 and $9.7 million on average assets of $19.9 billion in the third quarter of 1995. The revenue increase of $1.7 million was primarily due to higher average assets of direct-marketed mutual funds. As a percentage of total average mutual fund assets in the third quarter of 1996 and 1995, respectively, transfer agency fees were approximately 0.21% and 0.19%. For the nine months ended September 30, 1996, transfer agency fees were $32.6 million on average assets of $21.6 billion and $20.6 million on average assets of $15.0 billion for the nine months ended September 30, 1995. The revenue increase of $12.0 million was primarily due to the full-period consolidation of Colonial and a fee increase on direct marketed funds instituted during the third quarter of 1995. As a percentage of total average mutual fund assets for the nine months ended September 30, 1996 and 1995, transfer agency fees were approximately 0.20% and 0.18%, respectively.

   Surrender Charges and Net Commissions are revenues earned on: a) the early withdrawal of fixed, indexed and variable annuity policyholder balances, and redemptions of the broker-distributed mutual funds which were sold without front-end sales loads; b) the distribution of the Company's broker-distributed mutual funds (net of the substantial portion of such commissions that is passed on to the selling brokers); and c) the sales of non-proprietary investment products in the Company's bank marketing businesses (net of the portion of such commissions that is passed on to the Company's client banks). Total surrender charges and net commissions were $8.7 million in the third quarter of 1996 compared to $7.0 million in the third quarter of 1995, and, for the nine months ended September 30, 1996 were $25.8 million compared to $17.9 million for the nine months ended September 30, 1995.

     Surrender charges on fixed, indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder balances during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed during the first six years. Such charges totaled $4.6 million and $4.5 million in the third quarter of 1996 and 1995, respectively, and $14.5 million and $13.8 million for the nine months ended September 30, 1996 and 1995, respectively. The increase for the nine months ended September 30, 1996 was primarily attributable to the full-period consolidation of Colonial. On an annualized basis, total fixed, indexed and variable annuity withdrawals represented 11.5% and 8.1% of the total average annuity policyholder and separate account balances in the third quarter of 1996 and 1995, respectively, and 10.7% and 9.9% of the total average policyholder and separate account balances for the nine months ended September 30, 1996 and 1995, respectively. The higher level of withdrawals in the 1996 third quarter was expected and was attributable to surrenders of annuities acquired in the F&G Life transaction; excluding these surrenders, the annualized surrender percentage in the third quarter of 1996 was 8.9%.

   Net commissions were $4.1 million in the third quarter of 1996 and $2.5 million in the third quarter of 1995. The increase in 1996 was almost entirely attributable to the acquisition of Independent on March 7, 1996. For the nine months ended September 30, 1996, net commissions were $11.3 million compared to $4.1 million for the nine months ended September 30, 1995. The increase in the 1996 nine-month period was primarily attributable to the acquisition of Independent and the full period consolidation of Colonial.

   Separate Account Fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets supporting the contracts in separate accounts, were $5.0 million in the third quarter of 1996 compared to $3.3 million in the third quarter of 1995. For the nine months ended September 30, 1996, these fees were $12.0 million compared to $9.7 million for the nine months ended September 30, 1995. Such fees represented 1.72% and 1.62%, respectively, of average variable annuity and variable life separate account balances.

   Operating Expenses primarily represent compensation, marketing and other general and administrative expenses. These expenses were $71.5 million in the third quarter of 1996, compared to $59.7 million in the third quarter of 1995, an increase of $11.8 million. The increase in the third quarter of 1996 was primarily due to increases in compensation and marketing expenses in the Company's mutual fund businesses and to the acquisition of Independent. For the nine months ended September 30, 1996, operating expenses were $205.3 million compared to $161.0 million for the nine months ended September 30, 1995, an increase of $44.3 million. A substantial portion of the increase for the nine months ended September 30, 1996 relates to the full period consolidation of Colonial and Newport. In addition, approximately $5.4 million was attributable to the acquisition of Independent. The remainder of the increase was primarily attributable to the higher levels of compensation and marketing expenses in the mutual fund businesses.

   Amortization of Deferred Policy Acquisition Costs was $15.5 million in the third quarter of 1996 compared to $12.0 million in the third quarter of 1995 and $44.4 million for the nine months ended September 30, 1996 compared to $38.2 million for the nine months ended September 30, 1995. The increase in amortization during 1996 was primarily due to a decrease in estimated amortization periods determined in the last quarter of 1995 relating to shorter average policy lives, and to the growth of business in force associated with fixed, indexed and variable annuity sales. Amortization expense represented 0.52% and 0.45%, on an annualized basis, of the total average policyholder and separate account balances in the third quarter of 1996 and 1995, respectively, and 0.52% and 0.48% of the total average policyholder and separate account balances for the nine months ended September 30, 1996 and 1995, respectively.

   Amortization of Deferred Distribution Costs relates to the deferred sales commissions acquired in connection with the Colonial acquisition and to the distribution of mutual fund shares sold without front-end sales loads.
Amortization was $7.8 million in the third quarter of 1996 compared to $6.1 million in the third quarter of 1995 and $21.9 million for the nine months ended September 30, 1996 compared to $12.4 million for the nine months ended September 30, 1995. The increase during the third quarter of 1996 was primarily attributable to continuing sales of such fund shares during 1995 and 1996. The increase during the nine months ended 1996 was primarily attributable to the full-period consolidation of Colonial.

   Amortization of Value of Insurance in Force totaled $2.4 million in the third quarter of 1996 compared to $3.1 million in the third quarter of 1995 and $6.0 million for the nine months ended September 30, 1996 compared to $10.0 million for the nine months ended September 30, 1995. The decrease in amortization during 1996 was primarily due to an increase in estimated amortization periods in the last quarter of 1995 relating to longer average policy lives on the Company's closed block of whole life insurance, partially offset by $0.5 million of amortization recorded in the third quarter of 1996 relating to the F&G Life transaction.

   Amortization of Intangible Assets was $3.8 million in the third quarter of 1996 compared to $3.5 million in the third quarter of 1995 and $12.1 million for the nine months ended September 30, 1996 compared to $8.6 million for the nine months ended September 30, 1995. These increases were attributable to the acquisitions of Colonial, Newport and Independent.

   Interest Expense was $4.9 million in the third quarter of 1996 compared to $4.7 million in the third quarter of 1995. For the nine months ended September 30, 1996 interest expense was $15.0 million compared to $11.5 million for the nine months ended September 30, 1995. The increase for the nine months ended September 30, 1996 was primarily attributable to the full-period inclusion of the $100.0 million note issued in connection with the Colonial acquisition and the $24.0 million note issued in connection with the Newport acquisition.

   Income Tax Expense was $11.7 million or 32.1% of income before income taxes, in the third quarter of 1996 compared to $10.7 million, or 32.8% of income before income taxes, in the third quarter of 1995. For the nine months ended September 30, 1996, income tax expense was $35.1 million or 32.9% of income before income taxes compared to $30.1 million or 36.2% for the nine months ended September 30, 1995. In both the 1996 and 1995 periods, substantially all the federal income tax expense related to the Company's annuity insurance business.

Financial Condition

   Stockholders' Equity as of September 30, 1996 was $993.5 million compared to $956.4 million as of December 31, 1995. Net income during the period was $71.6 million; cash dividends on the Company's Preferred and Common Stock totaled $2.9 million. In addition, Common Stock totaling $8.5 million and $1.4 million was issued in connection with the acquisition of Independent and upon the exercise of stock options, respectively. A decrease in net unrealized investment gains during the period decreased stockholders' equity by $41.5 million.

   Book Value Per Share amounted to $34.83 at September 30, 1996 compared with $34.55 at December 31, 1995. Excluding net unrealized gains on investments, book value per share amounted to $33.23 at September 30, 1996 and $31.40 at December 31, 1995. As of September 30, 1996, there were 28.5 million common shares outstanding compared to 27.7 million shares as of December 31, 1995.

   Investments, excluding cash and cash equivalents, totaled $11.4 billion as of September 30, 1996 compared to $10.1 billion as of December 31, 1995. This increase reflects the F&G Life transaction, fixed and indexed annuity sales for the nine months ended September 30, 1996 and a decrease in net unrealized investment gains of approximately $188.1 million.

   The Company manages the majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire fixed maturities investments as "available for sale" and accordingly classifies such investments at estimated fair value.

   The  Company's  total   investments  at  September  30,  1996  reflected  net
unrealized gains of $120.4 million relating to its available for sale fixed maturities and equity portfolios. As of December 31, 1995, such net unrealized investment gains were $308.5 million. The decrease in net unrealized gains for the nine months ended September 30, 1996 principally reflects the higher relative prevailing interest rates during the period.

   Approximately $10.5 billion, or 98.1%, of the fixed maturities investments at September 30, 1996, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At September 30, 1996, the carrying value of investments in below investment grade securities totaled $966.3 million, or 8.1% of total investments (including a portion of cash and cash equivalents) of $11.9 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

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

   The Company conducts its investment operations to closely match the duration of the assets in its investment portfolio to its policyholder balances. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its policyholder balances by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges to encourage persistency, discourage withdrawals and make the cost of its policyholder balances more predictable. Approximately 85.7% of the Company's fixed and indexed annuity policyholder balances were subject to surrender charges at September 30, 1996.

   As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its policyholder balances under a variety of possible future interest rate scenarios. At September 30, 1996 the effective duration of the Company's fixed maturities investments (approximately 93.6% of total investments) was approximately 2.7 years.

   As a component of its investment strategy, the Company utilizes interest rate swap agreements ("swap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest rates credited to policyholders. At September 30, 1996, the Company had 39 outstanding swap agreements with an aggregate notional principal amount of $2.3 billion. These agreements mature in various years through 2001. In addition, with respect to the Company's indexed annuity, the Company buys call options on the S&P 500 Index to manage its obligation to provide returns based upon this Index. At September 30, 1996, the Company had options with an estimated fair value of $62.9 million.

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

   Regulatory authorities permit dividend payments from Keyport to the Company up to the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. As of September 30, 1996, Keyport could declare dividends of up to $34.6 million without the approval of the Commissioner of Insurance of the State of Rhode Island. Under Colonial's credit facility, Colonial could pay dividends of approximately $37.7 million as of September 30, 1996.

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

   Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from net investment income, annuity premiums and deposits, and from maturities of fixed investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of September 30, 1996, $9.7 billion of Keyport's total investments, including short-term investments, are considered readily marketable.

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

Item 5.  Other Information


   As previously reported, the Company revised its financial reporting format. In particular, components of investment spread, which are from the Company's retirement-oriented insurance products, are presented separately from fee income, which is generated mainly from its investment management products. The Company also has made corresponding changes in its Management's Discussion and Analysis presentation.

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

   For the nine months ended September 30, 1996, the Company had total product sales of $6.7 billion. Sixty-two percent of these product sales were made through an intermediary distributor, with the balance made directly to the investor or policyholder.

   At September 30, 1996, assets under management were $46.9 billion, consisting of the following:

       $11.9 billion in annuities and other insurance products;

       $25.3 billion in mutual fund assets;

       $5.0 billion attributable to wealth management; and

       $4.7 billion attributable to institutional investment management.

   For the nine months ended September 30, 1996 products producing spread income accounted for approximately 62% of the Company's pre-tax operating income, while products producing fee income accounted for the remaining 38%. Liberty Financial seeks to balance the spread income and fee income components of its pre-tax operating income. The Company has made progress in achieving this goal since its acquisitions of The Colonial Group, Inc. and Newport Pacific Management, Inc. in the first half of 1995.

   At September 30, 1996, approximately 82% of Liberty Financial's voting stock was indirectly owned by Liberty Mutual Insurance Company.

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

          Fixed Annuities. The Company's principal fixed annuity products are individual single premium deferred annuities ("SPDAs"). A SPDA policyholder typically makes a single premium payment at the time of issuance. The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term (typically one year) and is adjusted annually thereafter, subject to a guaranteed minimum rate. At September 30, 1996, the Company's fixed annuity policyholder balances were $8.8 billion.

          Equity-Indexed Annuities. Indexed annuities are an innovative product first introduced in 1995 by the Company when it began selling KeyIndex, an equity-indexed product. An equity-indexed annuity credits a return to the policyholder at a "participation rate" equal to a portion of the change in value of a specified equity index. KeyIndex is currently offered for both one and five-year terms with interest earnings based on a percentage of the increase in the S&P 500 Index.
          With the five-year term, the interest earnings are based on the highest anniversary value of the S&P 500 Index during the term. KeyIndex also provides a guarantee of principal at the end of the term. Thus, unlike a direct equity investment, even if the S&P 500 Index declines, there is no risk to principal. At September 30, 1996, the Company's equity-indexed annuity policyholder balances were $572 million. The Company has several versions of the equity-index annuity concept under development.

          Variable Annuities. Variable annuities offer a selection of underlying investment alternatives, which may satisfy a variety of policyholder objectives. In a variable annuity, separate account investment options (similar to mutual funds) pass the investment risk directly to the policyholder in return for the potential of higher returns. The Company's Preferred Advisor variable annuity currently offers 11 separate account investment choices and four guaranteed fixed interest options. At September 30, 1996, the Company's variable annuity separate account policyholder balances were $975 million.

   Fixed and indexed annuities produce spread income; variable annuities primarily produce fee income.

   While  the  Company  currently  does not  offer  traditional  life  insurance products, it manages a closed block of single premium whole life insurance policies ("SPWLs"). SPWLs are a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWLs in response to the Tax Reform Act of 1986. The Company had SPWL policyholder balances of $2.1 billion at September 30, 1996. SPWLs produce spread income.

   Under current law, returns credited on annuities and life insurance policies during the accumulation period (the period during which interest is credited and payouts have not yet begun) are not subject to federal or state income tax. Proceeds payable on death from a life insurance policy are also free from such taxes. At the maturity or payment date of an annuity policy, the policyholder is entitled to receive the original deposit plus accumulated returns. The policyholder may elect to take this amount in either a lump sum or an annualized series of payments over time. The return component of such payments is taxed at the time of receipt as ordinary income.

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

   The Company believes Keyport has a reputation for excellent service to its intermediary distributors and its policyholders. Keyport has developed advanced technology systems for immediate response to customer inquiries, and rapid processing of policy issuances and commission payments (often at the point of sale). These systems also play an important role in controlling costs. Keyport's annualized operating expenses during the nine months ended September 30, 1996 were 0.45% of assets, making Keyport one of the lowest cost operators in the annuity business.

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

   The majority of the Company's general account (86.1% at September 30, 1996) is invested in fixed maturity securities. An additional 8.0% is maintained in cash and cash equivalents for short term liquidity needs. The principal strategy for managing interest rate risk is to maintain a relatively short duration of its fixed income portfolio (2.7 years at September 30, 1996). The Company also employs hedging strategies, including interest rate swaps and caps, to manage this risk. In the case of KeyIndex, the Company purchases S&P 500 call options to hedge its obligations to provide participation rate returns. Credit risk is managed by careful credit analysis and monitoring. At September 30, 1996, 91.9% of the fixed income component of the general account portfolio consisted of investment grade securities (securities rated BBB- or higher by S&P, or Baa3 or higher by Moody's), which had an overall average S&P rating of A+. The balance was invested in below investment grade securities to enhance overall portfolio yield. At September 30, 1996, less than 0.1% of the fixed income portfolio consisted of securities in default.

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

          Mutual Funds. The Company sponsors 71 open-end mutual funds, as well as seven closed-end funds. The open-end funds include 40 intermediary-distributed Colonial funds, 20 direct-marketed Stein Roe funds and 11 funds that are investment options under the Company's variable annuities. The closed-end funds include five Colonial funds and two LAMCO funds. At September 30, 1996, total fund assets were $25.3 billion. At that date 46% of these assets were invested in equity funds (compared to 36% at September 30, 1995), 28% in taxable fixed income funds and 26% in tax-exempt fixed income funds. The Company seeks to continue to increase equity mutual fund assets under management.

          Wealth Management. At September 30, 1996, the Company managed $5.0 billion in investment portfolios for high net worth individuals, families and trusts, all of which is managed by Stein Roe.

          Institutional  Investment  Management.  At  September  30,  1996,  the
          Company   managed   $4.7   billion  of   investment   portfolios   for
          institutional investors such as insurance companies, public and private retirement funds, endowments, foundations and other institutions. Most of these assets are managed by Stein Roe. In addition, Stein Roe manages $9.6 billion of Keyport's general account portfolio.

   The Company believes that the most important factors in accumulating and retaining investment management assets are investment performance, customer service and brand name recognition. Strong investment performance is crucial to asset accumulation and retention, regardless of the product or distribution channel. Performance is particularly important for mutual funds, whether intermediary-distributed or direct-marketed. The Company believes that currently the most important measure of performance influencing sales through intermediaries is peer group rankings compiled by Lipper. For the one-year period ended September 30, 1996, based on figures for Class A (front-end load) shares, 20 of the Colonial funds were in the top two quartiles of their respective Lipper peer groups, with 11 funds in the top quartile. For direct-marketed funds, the Company believes that currently the most important performance measure influencing sales is Morningstar ratings. Of the 12 Stein Roe funds rated by Morningstar as of the date of this report, none are less than three-star (an indication of strong and consistent investment performance), with four funds having a four-star rating and three funds having the maximum five-star rating. The Company's investment performance must remain competitive for the Company to continue to grow investment management sales and assets.

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

Distribution and Sales

   Liberty Financial sells its products through multiple distribution channels. Total proprietary product sales for the nine months ended September 30, 1996 were $6.7 billion. Sixty-two percent of these sales were made through intermediaries, and the remaining 38% of sales were made directly to the investor.

Distribution Through Intermediaries

   The Company sells both annuities and mutual funds through various intermediaries, including national and regional brokerage firms, banks, financial planners and insurance agents. In the first nine months of 1996, almost 30,000 brokers and agents sold the Company's products. The Company's annuities and mutual funds are most often sold to middle and upper-middle class investors and savers. Many of these individuals, busy with their own careers, families and other interests, seek the help of an investment professional in selecting investment and retirement savings products. In each of these intermediary channels, the Company provides products, as well as promotional materials and other support services.

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

   Liberty Financial has two sales units that sell mutual funds and annuities through banks: the Liberty Financial Bank Group and Independent Financial Marketing Group, Inc. ("IFMG"). The Company acquired IFMG in March, 1996, and is in the process of consolidating these two organizations into IFMG. These businesses design and implement programs that sell such products through their client banks, license and train sales personnel and provide administrative support. Program structures and the degree of the Company's involvement vary widely depending upon the particular needs of each bank. In some banks, the bank provides space in its branches and the Company places its own sales representatives in that space and fully operates the program. Products sold include the Company's proprietary products, as well as non-proprietary products (including in some cases the bank's own proprietary mutual funds). In other cases, the Company's role may be limited to functions such as licensing and training the bank's employees and wholesaling products. At September 30, 1996, these operations had 163 bank relationships involving over 3,100 registered salespersons.

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

          Upon the Company's acquisition of Newport in April, 1995, Colonial assumed the marketing, sales, service and administration of Newport's flagship Tiger Fund. The Fund's outstanding investment performance has continued following the acquisition (it remains ranked first in its Lipper peer group for the five-year period ended September 30, 1996), and asset growth has been exceptional, more than tripling since that time. Colonial also has benefited because the availability of the Colonial Newport Tiger Fund has established distribution arrangements with new intermediaries.

          Stein Roe manages most of Keyport's general account fixed income portfolio, and, together with, Colonial and Newport, manages certain funds underlying Keyport's variable annuity product.

          Colonial's transfer agency operations also perform these functions for the Stein Roe funds.

          During the nine months ended September 30, 1996, the Company's bank distribution units were the largest distributor of Keyport's annuities, and the second largest distributor of the Colonial funds, accounting for 13.5% and 7.3%, respectively, of total sales of those products.

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

 Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

   11 Statement re Computation of Per Share Earnings
   12 Statement re Computation of Ratios
   27 Financial Data Schedule

(b)    Reports on Form 8-K

   There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LIBERTY FINANCIAL COMPANIES, INC.

                                               /s/ Gerald Rush
                                     -------------------------------------
                                                 Gerald Rush
                                            Vice President Finance
                                         (Duly Authorized Officer and
                                          Chief Accounting Officer)








Date:   November 8, 1996

                                Exhibit Index


Exhibit No.    Description                                               Page
-----------    -----------                                               ----

   11          Statement re Computation of Per Share Earnings             29
   12          Statement re Computation of Ratios                         30
   27          Financial Data Schedule                                    31