Form 10-K
period 1996-12-31
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 1997-03-28
CIK 936372

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------
                                  FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended December 31, 1996
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-13654

                      LIBERTY FINANCIAL COMPANIES, INC.
            (Exact name of registrant as specified in its charter)

                                   ----------

             Massachusetts                               04-3260640
        (State of incorporation)            (I.R.S. Employer Identification No.

          600 Atlantic Avenue                             02210-2214
         Boston, Massachusetts                            (Zip Code)
(Address of principal executive offices)

  Registrant's telephone number, including area code: (617) 722-6000

     Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
          Title of each class                        on which registered
          -------------------                        -------------------
 Common Stock, Par Value $.01 per share            New York Stock Exchange
                                                    Boston Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:

                                     None

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of common stock held by non-affiliates of the registrant as of March 17, 1997 (based on the closing sale price of the Common Stock on the New York Stock Exchange on such date) was approximately $214.4 million.

  There were 28,885,456 shares of the registrant's Common Stock, $.01 par value, and 327,340 shares of the registrant's Series A Convertible Preferred Stock, $0.01 par value, outstanding as of March 17, 1997.

                                   ----------

                     Documents Incorporated by Reference

Portions of the Company's 1996 Annual Report to Stockholders (Part I, Item 1(b), Part II, Items 6, 7 and 8, and Part IV - Item 14(a)1).

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 1997 (Part III, Items 10, 11,
12, and 13).
================================================================================

                      LIBERTY FINANCIAL COMPANIES, INC.
  ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                             TABLE OF CONTENTS
                             -----------------

Part I                                                                                        Page
 ------                                                                                        ----
Item 1.       Business                                                                           1
Item 2.       Properties                                                                        15
Item 3.       Legal Proceedings                                                                 16
Item 4.       Submission of Matters to a Vote of Security Holders                               16
              Executive Officers of the Registrant                                              16
Part II
-------
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters             18
Item 6.       Selected Financial Data                                                           19
Item 7.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         19
Item 8.       Financial Statements and Supplementary Data                                       19
Item 9.       Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                          19
Part III
--------
Item 10.      Directors and Executive Officers of the Registrant                                19
Item 11.      Executive Compensation                                                            20
Item 12.      Security Ownership of Certain Beneficial Owners and Management                    20
Item 13.      Certain Relationships and Related Transactions                                    20

Part IV
-------
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                  20

                                    PART I

Item 1. Business

Overview

   Liberty Financial Companies, Inc. ("Liberty Financial" or the "Company") is an asset accumulation and management company--that is, Liberty Financial earns revenues by accumulating financial assets from investors and savers and managing those assets. Liberty Financial accumulates assets by offering multiple investment management and retirement-oriented insurance products through multiple distribution channels.

   The Company has two core product lines--retirement-oriented insurance products (principally annuities) and investment management products (most significantly mutual funds, as well as wealth management and institutional asset management). The Company's insurance products primarily produce spread income; the investment management products produce fee income. The Company believes that these products have attractive growth prospects due to important demographic and economic trends. These trends include the need for the aging baby boom generation to increase savings and investment, lower public confidence that government and employer-provided retirement benefits will be adequate for future retirees, longer life expectancies, and rising health care costs.

   Liberty Financial's efforts to exploit these growth prospects are guided by four interrelated strategies:

(bullet) Diversification. Within its two core product lines, the Company sells a range of products that serve individuals at different stages of their life and earnings cycle. This mix also is designed to include products that will be in demand under a variety of economic and market conditions. Similarly, the Company reaches customers through a variety of distribution channels. The Company believes that the diversification in its products and distribution channels allows it to grow assets in different market cycles, thereby reducing earnings volatility.

(bullet) Innovation. Liberty Financial believes that product and distribution innovations are essential in order to grow its asset base and meet the ever changing financial needs of its customers. The Company has an impressive track record in such innovations.

(bullet) Integration. Liberty Financial is a holding company that conducts business through several operating units that are wholly owned subsidiaries. Liberty Financial promotes integration of its operating units, with a view toward accumulating additional assets or reducing expenses.

(bullet) Acquisition. Where appropriate, the Company seeks acquisitions that provide additional assets, investment management capabilities, distribution capabilities or other integration or diversification opportunities in its core product areas.

  The Company had total product sales of $8.6 billion in 1996 (including $1.0 billion of reinvested dividends and similar reinvested returns). Sixty-one percent of these product sales were made through intermediary distributors (including brokerage firms, banks, financial planners and insurance agents), with the balance made directly to the investor.

  At December 31, 1996, assets under management were $48.0 billion, consisting of the following:

(bullet)  $12.1 billion in annuities and other insurance products;

(bullet)  $25.7 billion in mutual funds;

(bullet)  $5.3 billion attributable to wealth management; and

(bullet)  $4.9 billion attributable to institutional asset management.

  Products producing spread income accounted for 65% of the Company's operating earnings during 1996, while products producing fee income accounted for the remaining 35%. Liberty Financial seeks to balance the spread and fee components of its operating earnings. The Company has made progress in achieving this goal since its acquisitions of The Colonial Group, Inc. and Newport Pacific Management, Inc. in the first half of 1995.

  At March 17, 1997, approximately 80.6% of the combined voting power of Liberty Financial's voting stock was indirectly owned by Liberty Mutual Insurance Company ("Liberty Mutual").

  Liberty Financial's principal executive offices are located at 600 Atlantic Avenue, Boston, Massachusetts 02210-2214 and its telephone number is (617) 722-6000.

Industry Segment Information

   Liberty Financial conducts business in two industry segments: annuity insurance and asset management. For information on these industry segments, see Note 11 to Liberty Financial's Consolidated Financial Statements in Liberty Financial's 1996 Annual Report to Stockholders (the "1996 Annual Report"), which information hereby is incorporated by reference into this Report.

Retirement-Oriented Insurance Products

   The Company sells a full range of retirement-oriented insurance products, grouped by whether they provide fixed, indexed or variable returns to policyholders. Substantially all of these products currently are annuities that are written by Keyport Life Insurance Company ("Keyport"), an operating unit of the Company. Annuities are insurance products designed to offer individuals protection against the risk of outliving their income during retirement. In addition to offering a tax-favored source of lifetime income, annuities also are a tax-efficient means of accumulating savings for retirement needs. The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income for the Company.

   Products

   The Company's principal retirement-oriented insurance products are categorized as follows:

(bullet) Fixed Annuities. The Company's principal fixed annuity products are individual single premium deferred fixed annuities ("SPDAs"). An SPDA policyholder typically makes a single premium payment at the time of issuance. The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term (typically one year) and is reset annually thereafter, subject to a guaranteed minimum rate. Interest crediting continues until the policy is surrendered or the policyholder retires or turns age 90. At December 31, 1996, the Company's fixed annuity policyholder balances were $8.6 billion. The Company's SPDA sales in 1996 were $492.6 million. The average premium payment for an SPDA sold by the Company in 1996 was $32,353. In addition, in July, 1996 the Company completed a coinsurance agreement with Fidelity and Guaranty Life Insurance Company under which the Company acquired a $954 million block of SPDAs.

(bullet) Equity-Indexed Annuities. Equity-indexed annuities are an innovative product first introduced to the marketplace in 1995 by the Company when it began selling its KeyIndex(r) product. An equity-indexed annuity credits interest to the policyholder at a "participation rate" equal to a portion of the change in value of a specified equity index. KeyIndex is currently offered for one, five and seven-year terms with interest earnings based on a percentage of the increase in the S&P 500 Index. With the five and seven-year terms, the interest earnings are based on the highest policy anniversary date value of the S&P 500 Index during the term. KeyIndex also provides a guarantee of principal at the end of the term. Thus, unlike a direct equity investment, even if the S&P 500 Index declines there is no risk to the policyholder's principal. In 1996, the Company introduced a market value adjusted ("MVA") annuity product which offers a choice between an equity-indexed account similar to KeyIndex and a fixed annuity-type interest account. The MVA product offers terms for each account of one, three, five, six and seven years, as well as a 10-year term for the fixed interest account. The MVA shifts some investment risk to the policyholder, since surrender of the policy before the end of the policy term will result in increased or decreased account values based on the change in rates of designated Treasury securities since the beginning of the term. At December 31, 1996, the Company's indexed annuity policyholder balances were $787.8 million. The Company's equity-indexed annuity sales in 1996 were $655.2 million. The average premium payment for an indexed annuity product sold by the Company in 1996 was $30,623. The Company is continuing to develop new versions of the equity-indexed annuity.

(bullet) Variable Annuities. Variable annuities offer a selection of underlying investment alternatives which may satisfy a variety of policyholder objectives. In a variable annuity, the policyholder has the opportunity to select separate account investment options (similar to mutual funds) which pass the investment risk directly to the policyholder in return for the potential of higher returns. Guaranteed fixed interest options also are available. The Company's Keyport Advisor variable annuity currently offers 17 separate account investment choices and four guaranteed fixed-interest options. At December 31, 1996, the Company's variable annuity policyholder balances were $1.1 billion (including $193.8 million of fixed interest liabilities). The Company's variable annuity sales in 1996 were $97.4 million. The average premium payment for a variable annuity policy sold by the Company in 1996 was $47,154.

  While the Company currently does not offer traditional life insurance products, it manages a closed block of single premium whole life insurance policies ("SPWLs"). SPWLs are a retirement-oriented tax- advantaged life insurance product. The Company discontinued sales of SPWLs in response to certain tax law changes. The Company had SPWL policyholder balances of $2.0 billion at December 31, 1996. In addition, at that date the Company had variable life insurance policyholder balances of $170.9 million. SPWLs produce spread income, and variable life policies produce fee income.

  Under current law, returns credited on annuities and life insurance policies during the accumulation period (the period during which interest is credited) are not subject to federal or state income tax. Proceeds payable on death from a life insurance policy are also free from such taxes. At the maturity or payment date of an annuity policy, the policyholder is entitled to receive the original deposit plus accumulated returns. The policyholder may elect to take this amount in either a lump sum or an annuitized series of payments over time. The return component of such payments is taxed at the time of receipt as ordinary income.

  The Company has two primary financial objectives for its retirement-oriented insurance products: to increase policyholder balances through new sales and asset retention and to earn required investment spreads on its fixed and indexed return products.

  The following table sets forth certain information regarding Keyport's retirement-oriented insurance products and its reserves for the periods indicated.

                                                      As of or for the Year Ended
                                                              December 31,
                                                     -------------------------------
                                                       1996       1995       1994
                                                     ---------  -------------------
                                                      (dollars in millions, except
                                                              policy data)
Fixed Annuities in Force:
    Aggregate amount                                 $  8,630   $  7,761   $  7,061
    Average policy amount                            $ 36,479   $ 34,611   $ 33,247
    Number of policies                                236,574    224,238    212,390
    Aggregate amount subject to surrender charges    $  7,371   $  6,904   $  6,168
Indexed Annuities in Force:
    Aggregate amount                                 $    788   $     84         --
    Average policy amount                            $ 32,591   $ 30,207         --
    Number of policies                                 24,174      2,778         --
    Aggregate amount subject to surrender charges    $    788   $     84         --
Variable Annuities in Force:
    Aggregate amount                                 $  1,083   $    950   $    812
    Average policy amount                            $ 43,035   $ 37,941   $ 31,985
    Number of policies                                 25,177     25,037     25,400
Life Insurance in Force:
    Aggregate amount                                 $  2,127   $  2,157   $  2,217
    Average policy amount                            $ 79,207   $ 75,728   $ 72,756
    Number of policies                                 26,850     28,489     30,465
Premiums (statutory basis):
    Fixed annuities                                  $    493   $    977   $  1,156
    Indexed annuities                                $    655   $     84         --
    Variable annuities                               $     97   $     80   $    156
    Life insurance (net of reinsurance)              $   (0.4)  $   (0.6)  $   (0.5)
New Contracts and Policies:
    Fixed annuities                                    11,358     30,043     45,557
    Indexed annuities                                  21,396      2,778         --
    Variable annuities                                  1,814      1,789      4,117
Withdrawals and Terminations (statutory basis):
   Fixed annuities:
    Death                                            $     25   $     15   $     16
    Maturity                                         $     87   $     76   $     65
    Surrender                                        $    966   $    693   $    826
   Indexed annuities:
    Death                                            $    0.1         --         --
    Maturity                                               --         --         --
    Surrender                                        $      3   $   --           --
   Variable Annuities:
    Death                                            $      2   $    0.4   $    0.6
    Maturity                                         $     21   $     14   $     16
    Surrender                                        $     77   $     92   $     76
   Life Insurance:
    Death                                            $     53   $     54   $     49
    Surrender                                        $     98   $     95   $     89
   Policy and Separate Account Liabilities:
    Fixed annuities                                  $  8,641   $  7,772   $  7,072
    Indexed annuities                                $    788   $     84         --
    Variable annuities                               $  1,083   $    950   $    812
    Life Insurance                                   $  2,142   $  2,168   $  2,224

                                                      As of or for the Year Ended
                                                              December 31,
                                                     -------------------------------
                                                       1996       1995       1994
                                                     ---------  -------------------
                                                      (dollars in millions, except
                                                              policy data)
 Surrender Rates:
  Fixed annuities                                     11.79%      9.34%     12.34%
    Indexed annuities                                  0.69%      0.12%        --
    Variable annuities                                 7.55%     10.46%      9.54%
    Life Insurance                                     4.58%      4.36%      3.73%

  Sales and Asset Retention

  New product sales are influenced primarily by overall market conditions impacting the attractiveness of these products, and by product features, including interest crediting and participation rates, and innovations and services that distinguish the Company's products from those of its competitors. Sales of SPDAs tend to be sensitive to prevailing interest rates. Sales can be expected to increase in interest rate environments when SPDA rates are higher than rates offered by competing conservative fixed-return investments, such as bank certificates of deposit. SPDA sales can be expected to decline in interest rate environments when this differentiation in rates is not present.

  The Company's insurance products include important features designed to promote both sales and asset retention, including crediting rates and surrender charges. Initial interest crediting and participation rates on fixed and indexed products significantly influence the sale of new policies. Resetting of rates on SPDAs impacts retention of SPDA assets, particularly on policies where surrender penalties have expired. At December 31, 1996, crediting rates on 92% of the Company's in force SPDA policy liabilities were subject to reset during the succeeding 12 months. In setting crediting and participation rates, the Company takes into account yield characteristics on its investment portfolio, surrender rate assumptions and competitive industry pricing. Interest crediting rates on the Company's in force SPDAs ranged from 4.0% to 8.0% at December 31, 1996. Such policies had guaranteed minimum rates ranging from 3.0% to 4.5%. Initial interest crediting rates on new policies issued in 1996 ranged from 4.65% to 7.15%. Guaranteed minimum rates on 1996 new policies ranged from 3.0% to 4.5%.

  All of the Company's annuities permit the policyholder at anytime to withdraw all or any part of the accumulated policy value. Premature termination of an annuity policy results in the loss of anticipated future earnings related to the annuity premium deposit and the accelerated recognition of the expenses related to policy acquisition, principally commissions (which otherwise are deferred and amortized over the life of the policy). Surrender charges provide a measure of protection against premature withdrawal of policy values. All of the Company's SPDAs currently are issued with surrender charges. Such surrender charges typically start at 7% and then decline to zero over a five- to seven-year period. At December 31, 1996, 85.4% of the Company's SPDAs remained in the surrender charge period. Surrender charges generally do not apply to withdrawals by policyholders of up to 10% per year of the then accumulated value. In addition, certain SPDAs allow the policyholder to withdraw accumulated returns without a surrender charge or may provide for charge-free withdrawals in certain circumstances. SPDAs also are subject to "free look" risk (the legal right of the policyholder to cancel the policy and receive back the initial premium deposit, without interest, for a period ranging up to one year, depending upon the state). While SPWLs also permit withdrawal, the withdrawal generally would produce significant adverse tax consequences to the policyholder.

  Keyport's strong financial ratings are important to its ability to accumulate and retain assets. Keyport is rated "A+" (Superior) by A.M. Best, "AA-" (excellent financial security) by Standard & Poor's, "A1" (good financial strength) by Moody's and AA- (very high claims paying ability) by Duff & Phelps. "A+" is A.M. Best's second highest rating. The S&P and Duff & Phelps "-" modifier signifies that Keyport is at the lower end of the AA category. These ratings are based upon information supplied to the rating agency by Keyport. These ratings merely reflect the opinion of the rating agency as to the relative financial strength of Keyport and Keyport's ability to meet its contractual obligations to its policyholders; they are not directed toward investors.

  Customer service also is essential to asset accumulation and retention. The Company believes Keyport has a reputation for excellent service to its distributors and its policyholders. Keyport has developed advanced technology systems for immediate response to customer inquiries, and rapid processing of policy issuances and commission payments (often at the point of sale). These systems also play an important role in controlling costs. Keyport's annualized operating expenses for 1996 were 0.44% of assets, making Keyport one of the lowest cost operators in the annuity business.

  General Account Investments

  Premium deposits on fixed and indexed annuities are credited to Keyport's general account investments (which at December 31, 1996 totaled $12.3 billion, including certain cash and cash equivalents). To achieve its required investment spreads, the Company must earn returns on its general account sufficiently in excess of the fixed or indexed returns credited to policyholders. The key element of this investment process is asset/liability management. Successful asset/liability management requires both a quantitative assessment of overall policy liabilities (including maturities, surrenders and crediting of interest) and prudent investment of general account assets. The two most important tools in managing policy liabilities are setting crediting rates and establishing surrender periods. The asset side of the investment process requires portfolio techniques that earn required yields while effectively managing both interest rate risk and credit risk. The Company emphasizes a conservative approach to asset/liability management, which is oriented toward reducing downside risk in adverse markets, as opposed to maximizing spread in favorable markets. The approach is also designed to reduce earnings volatility.

  The bulk of the Company's general account is invested in fixed maturity securities (87.1% at December 31, 1996). The Company's principal strategy for managing interest rate risk is to closely match the duration of its investment portfolio and its policyholder balances. At December 31, 1996, the duration of its fixed income portfolio was 2.8 years. The Company also employs hedging strategies to manage this risk, including interest rate swaps and caps. In the case of equity-indexed products, the Company purchases S&P 500 call options to hedge its obligations to provide participation rate returns. Credit risk is managed by careful credit analysis and monitoring. At December 31, 1996, the Company's fixed maturity portfolio had an overall average S&P rating of A+ and 92.0% of the Company's general account portfolio consisted of investment grade securities. The balance was invested in below investment grade securities to enhance overall portfolio yield. Below investment grade securities pose greater risks than investment grade securities. The Company actively manages its below investment grade portfolio to optimize its risk/return profile. There were no non-income producing investments in the Company's fixed maturity portfolio at December 31, 1996.

Investment Management

   Liberty Financial has three core types of investment management products: mutual funds, wealth management, and institutional asset management. The Company has four separate operating units engaged in investment management:
The Colonial Group, Inc. ("Colonial"), Stein Roe & Farnham Incorporated ("Stein Roe"), Newport Pacific Management, Inc. ("Newport") and Liberty Asset Management Company ("LAMCO").

   Products and Services

(bullet) Mutual Funds. The Company sponsors 64 open-end mutual funds, as well as seven closed-end funds. The open-end funds include the 35 intermediary-distributed Colonial mutual funds, the 18 direct-marketed Stein Roe funds and 11 other funds included among the investment options under the Company's variable annuities. The closed-end funds include five Colonial funds and two LAMCO funds. At December 31, 1996, total mutual fund assets were $25.7 billion. At that date 46.9% of these assets were invested in equity funds (compared to 36.9% at December 31, 1995), 27.2% in taxable fixed income funds and 25.9% in tax-exempt fixed income funds. The Company seeks to continue to increase equity mutual fund assets.

(bullet) Wealth Management. At December 31, 1996, the Company managed $5.3 billion in investment portfolios for high net worth individuals and families, all of which are managed by Stein Roe.

(bullet) Institutional Asset Management. At December 31, 1996, the Company managed $4.9 billion of investment portfolios for institutional investors such as insurance companies, public and private retirement funds, endowments, foundations and other institutions. Most of these assets are managed by Stein Roe. At December 31, 1996 Stein Roe also managed $9.5 billion of Keyport's general account assets supporting Keyport's insurance products.

  The Company's investment management services center on managing the investments of each client's portfolios in accordance with the client's investment objectives and policies. The Company also provides related administrative and support services to clients, such as portfolio pricing, accounting and reporting. Client accounts are managed pursuant to a written agreement which, with limited exceptions, is terminable at any time upon relatively short notice (typically 30-60 days). Investment management fees and related administrative and support fees generally are charged as a percentage of assets under management.

  In the case of mutual fund clients, all services provided by the Company are subject to the supervision of the fund's Board of Trustees. Additional administrative services provided to mutual funds include provision of office space, other facilities and personnel, marketing and distribution services, and transfer agency and other shareholder support services. Investment management fees paid by a mutual fund must be approved annually by the fund's Board of Trustees, including a majority of the independent Trustees. Any increases in such fees also must be approved by fund shareholders.

  The Company's direct-market mutual funds are sold without a sales load. Most of the Company's intermediary-distributed mutual funds offer investors a choice of two pricing options: a traditional front- end load option, in which the investor pays a sales charge at the time of purchase, and a back-end load option, in which the investor pays no sales charge at the time of purchase, but is subject to an asset-based sales charge paid by the fund for eight years after purchase and a declining contingent deferred sales charge paid by the investor if shares are redeemed within six years after purchase. Certain funds also offer a level-load option, in which the investor pays a small initial sales charge, and is subject to an on-going asset-based sales charge paid by the fund and a small contingent deferred sales charge paid by the investor if shares are redeemed within one year after purchase.

  The following tables present certain information regarding the Company's assets under management as of or for each year in the three-year period ended December 31, 1996. Such information includes Keyport's assets (including its general account assets managed by Stein Roe, as well as loans to policyholders and Keyport's general account assets managed by unaffiliated investment managers). In addition, certain information is provided separately for mutual fund assets.

                                            Total Assets Under Management
                                                   By Product Type
                                           ------------------------------
                                                 as of December 31,
                                           ------------------------------
                                              1996      1995       1994
                                           ---------  ---------  ---------
Mutual Funds                                 (dollars in billions)
    Intermediary-distributed                    $16.1     $15.7     $ 1.3
    Direct-marketed                             6.6       4.8       4.5
    Closed-End                                  1.9       1.8       0.8
    Variable Annuity                            1.1       1.0       0.8
                                              ------- ---------  --------
      Total Mutual Funds                       25.7      23.3       7.4
  Wealth Management                             5.3       4.5       4.1
  Institutional                                 4.9       4.1       4.8
  Retirement-Oriented Insurance Products       12.1      10.6       9.3
                                              ------- ---------  --------
      Total                                   $48.0     $42.5     $25.6
                                              ======= =========  ========


                                            Total Assets Under Management
                                                  By Asset Class(1)
                                           ------------------------------
                                                 as of December 31,
                                           ------------------------------
                                              1996      1995       1994
                                           ---------  ---------  ---------
                                                (dollars in billions)
Equity Funds                                  $16.1     $11.4     $ 7.2
Fixed Income Funds:
    Taxable                                    25.2      23.8      17.1
    Tax-Exempt                                  6.7       7.3       1.3
                                              ------- ---------  --------
      Total                                   $48.0     $42.5     $25.6
                                              ======= =========  ========

(1) Balance funds are classified as equity funds; all categories include cash and other short-term investments.

                                           Total Mutual Fund Assets Under
                                                     Management
                                                  By Asset Class(1)
                                           ------------------------------
                                                 as of December 31,
                                           ------------------------------
                                              1996      1995       1994
                                           ---------  ---------  ---------
                                                (dollars in billions)
Equity Funds                                  $12.1     $ 8.6      $3.6
Fixed Income Funds:
    Taxable                                     7.0       7.4       2.5
    Tax-Exempt                                  6.6       7.3       1.3
                                              ------- ---------  --------
      Total                                   $25.7     $23.3      $7.4
                                              ======= =========  ========

(1) Balance funds are classified as equity funds; all categories include cash and other short-term investments.

                                            Total Assets Under Management
                                                 Asset Flow Summary
                                           ------------------------------
                                              1996      1995       1994
                                           ---------  ---------  ---------
                                                (dollars in billions)
Beginning Assets Under Management              $42.5     $25.6     $30.6
Sales and Reinvestments                          8.6       5.8       3.7
Redemptions and Withdrawals                     (6.9)     (9.4)     (7.7)
Asset Acquisitions                               1.2      14.9      --
General Account Investment Earnings              0.7       0.6       0.5
Market Action                                    1.9       5.0      (1.5)
                                            ------- ---------  --------
Ending Assets Under Management                $48.0     $42.5     $25.6
                                              ======= =========  ========

  Sales and Asset Retention

  The Company's financial objectives with respect to its investment management businesses are to increase assets under management in each of its three core products, and to improve operating margins through increasing scale and cost savings produced by integration. The investment management business, particularly with respect to mutual funds, offers excellent opportunities to grow operating profits and to achieve and attain attractive operating margins for those participants whose asset base and investment and service infrastructure reach critical mass. As a result of its acquisitions of Colonial and Newport and subsequent integration steps, the Company generated annual cost savings of $13.5 million through the consolidation of various support and service functions in its mutual fund business.

  The Company believes that the most important factors in accumulating and retaining investment management assets are investment performance, customer service and brand name recognition. Strong investment performance is crucial to asset accumulation and retention, regardless of the product or distribution channel. Performance is particularly important for mutual funds, whether intermediary-distributed or direct-marketed. The Company believes that currently the most important measure of performance influencing sales (particular sales through intermediaries) is peer group rankings compiled by Lipper Analytical Services, Inc. ("Lipper"). In the case of the Stein Roe funds, 14 funds were in the top two quartiles of their respective Lipper peer groups for the 12 months ended December 31, 1996. Based on figures for Class A (front-end load) shares (or equivalents), 16 of the open-end Colonial funds were in the top two quartiles of their respective Lipper peer groups for the same period. The Company believes that another important performance measure influencing sales (particularly in the direct channel) is the mutual fund ratings published by Morningstar. Of the 11 Stein Roe funds rated by Morningstar at March 1, 1997, five funds had an overall four-star rating and one fund had the maximum overall five-star rating. Morningstar also named Colonial as the "best overall manager of taxable bond funds" for 1996. The Company believes that over time, more sophisticated tools, such as those employed by consultants to institutional investors, will become available for analyzing mutual fund performance and risk. The Company's investment performance must remain competitive for the Company to continue to grow investment management product sales and assets.

  Excellent service to investors and distributors is a prerequisite to asset retention. The Company acquired Colonial in part because of its reputation for excellent service to its distributors. In November, 1996, Dalbar, Inc., an independent research and publishing company covering the mutual fund industry, named Colonial the top-ranked mutual fund group for marketing and operational support in its annual survey of broker-dealers.

  The Company believes that, in light of the proliferation of mutual funds and investment managers, strong brand name recognition in relevant distribution channels is essential to asset accumulation and retention, particularly with respect to mutual funds. The Company believes that the Colonial name carries strong brand name recognition among brokers and other intermediaries selling mutual funds, and that the Stein Roe name carries similar recognition in the direct sales channel. Similarly, the Company believes that Stein Roe has a franchise presence in the wealth management market, and that Newport is a recognized leader in investments in the Asian markets.

  Sales of mutual funds and other investment management products are subject to market forces, such as changes in interest rates and stock market performance. Sales of the Company's equity mutual funds benefited in 1996 from the continued strong performance of the U.S. stock market. Sales of the Company's fixed income mutual funds were more modest in 1996, given prevailing market conditions. Changes in the financial markets, including significant increases or decreases in interest rates or stock prices, can increase or decrease fund sales and redemptions, as well as the values of fund portfolios, all of which can impact investment management fees.

Distribution

  Liberty Financial sells its products through multiple distribution channels. Total product sales for 1996 were $8.6 billion (including $1.0 billion of reinvested dividends and similar reinvested returns). Sixty-one percent of these sales were made through intermediaries and the remaining 39% of sales were made directly to the investor. Over 35,000 individual brokers and other intermediaries sold Liberty Financial products in 1996.

  Distribution Through Intermediaries

  The Company sells both annuities and mutual funds through various intermediaries, including national and regional brokerage firms, banks, financial planners and insurance agents. The Company's annuities and mutual funds are most often sold to middle and upper-middle class investors and savers. Many of these individuals, busy with their own careers, families and other interests, seek the help of an investment professional in selecting investment and retirement income and savings products. In each of these intermediary channels, the Company provides products, as well as promotional materials and other support services.

  Reflecting its diversification strategy, the Company maintains distribution relationships with several different types of intermediaries. Intermediary-distributed mutual funds and annuities historically have been distributed through brokerage firms and insurance agents. In recent years banks and financial planners also have become significant distributors of these products. The Company was a pioneer in selling through banks, both in terms of helping banks develop marketing programs and in establishing wholesaling relationships with banks. Fee-based financial planners also have emerged as an important distribution channel.

  The Company employs wholesalers and other sales professionals to promote sales of its intermediary-distributed products. These representatives meet with intermediaries' sales forces to educate them on matters such as product objectives, features, performance records and other key selling points. The Company also produces marketing material designed to help intermediaries sell the Company's products, and provides after-sale support to both the intermediaries and their customers. The degree and mix of these services vary with the requirements of the particular intermediary.

  Liberty Financial operates a sales unit, Independent Financial Marketing Group, Inc. ("Independent"), that sells mutual funds and annuities through banks. The Company acquired Independent in March, 1996. Since the acquisition, the Company has consolidated its prior bank sales unit, the Liberty Financial Bank Group, with Independent. These businesses design and implement programs that sell mutual funds and annuities products through their client banks, license and train sales personnel, and provide related financial services and administrative support. Program structures and the degree of the Company's involvement vary widely depending upon the particular needs of each bank. In some cases, the bank provides space in its branches and the Company places its own sales representatives in that space and fully operates the program. Products sold include the Company's proprietary products, as well as non-proprietary products (including in some cases the bank's proprietary mutual funds). In other cases, the Company's role may be limited to functions such as licensing and training the bank's employees and wholesaling products. At December 31, 1996, Independent had over 150 bank relationships involving over 3,100 registered salespersons.

  The sales practices and support needs of the Company's distributors are constantly evolving. The Company must respond to these changes in order to maintain and grow its intermediary distribution relationships. Pricing structures in these channels, particularly with respect to mutual funds, are evolving from one-time up-front sales loads to options that shift investors' payments over time and move toward fee-based pricing. The Company's intermediary-distributed mutual funds now are sold with alternate pricing structures. Intermediaries also increasingly demand that product providers supply new value-added services. The Company is developing innovative new technology-based service and support tools, such as interactive asset allocation models and on-line customer account management systems, designed to provide value-added services to intermediaries and their customers. Some distributors have begun to assess fee sharing payments or similar charges as additional compensation for fund sales. The Company may be confronted with the choice of absorbing these charges or limiting its access to certain distributors.

  Direct Distribution

  The Company's direct-marketed mutual funds, as well as its wealth management and institutional asset management services, are sold directly to investors. The Company's directed-marketed mutual funds are purchased predominantly by middle and upper middle class investors and savers who choose to select their own funds and who wish to avoid paying sales loads and similar fees. Wealth management clients typically are high net worth individuals and families and smaller institutional investors. Institutional asset management clients typically are larger institutional investors managed by in-house professional staffs that select and oversee asset managers, often with the advice of third party consultants.

  In each of the direct sales markets served by the Company, investment performance is essential to generating sales and retaining customers. Mutual fund sales also require robust marketing campaigns using print, radio and television advertising and direct mail that highlight performance and other selling points. The Company believes that certain of the technology-based customer service and support tools it is developing, such as on-line account access and interactive illustrative investment tools, can become important devices in accumulating and retaining assets in the direct distribution channels. Stein Roe's reputation as a high quality asset manager is the most important factor in generating new wealth and institutional asset management clients. Active management of the client relationship, including frequent personal contacts, is necessary to retain these clients.

  So-called "mutual fund supermarkets" have become an important source of customers for direct-marketed mutual funds. In 1996, 60% of the total new sales of the Stein Roe mutual funds were through mutual fund supermarkets and similar arrangements. To gain access to these marketplaces, the Company pays the supermarket sponsor a fee based upon a percentage of mutual fund assets held by supermarket customers in return for certain services provided by the supermarket sponsor, such as omnibus shareholder accounting. Financial planners and similar unaffiliated advisors sometimes serve as sources of referrals for wealth management clients, in some cases, in return for referral fees or other compensation.

Diversification

  The appeal of the Company's products varies according to an individual's age, income, risk tolerance and financial goals. The Company's products vary widely in financial objectives and risks. The Company's product diversity is designed in part to serve individuals at various stages of their life and earnings cycles, with an emphasis on retirement savings and income needs. The Company also believes that its product mix will appeal to customers under a variety of economic and market conditions. This diversification is designed to smooth out the ebbs and flows of the financial markets. There are times when equity mutual funds will sell more briskly than fixed income funds or annuities, and vice versa. Similarly, diversification of distribution channels allows the Company to reach many distinct segments of the marketplace and lessens its dependence on any one source of assets. The Company believes that the diversification in its products and distribution channels allows it to grow assets in different market cycles, thereby reducing earnings volatility.

Innovation

  The Company believes that innovations creating new or enhanced products or accessing new markets are essential in order to grow its asset base and meet the ever-changing needs of its customers. Successful product innovation has been critical to growth throughout the financial services industry. The Company believes that, aside from excellent investment performance, new products with compelling innovations are the best devices for generating new sales. In addition, the Company believes that the distinctions which have separated intermediary and direct distribution channels are blurring as a result of the trend in intermediary channels toward fee-based pricing, the introduction of asset allocation and other new value-added services and the emergence of new sales mediums (such as mutual fund supermarkets and the internet). This is particularly the case for products such as mutual funds that are purchased by individual investors. To succeed in the future in maintaining and expanding its client base and distribution relationships, the Company will need to respond by developing new products, pricing structures and technology-driven tools.

  The Company has an impressive record in product and distribution innovations. Keyport developed the first single premium whole life insurance product. Liberty Financial was a pioneer in the business of distributing mutual funds and annuities through banks. The Colonial Newport Tiger Fund was the first U.S.-based mutual fund to focus exclusively on the "Tiger" countries of Asia. The Stein Roe Young Investor Fund was the first mutual fund to be coupled with an educational program to teach younger people about investing, while at the same time offering parents an excellent device to save for educational and other family needs. The Liberty ALL-STAR Equity Fund was the first fund to bring institutional-style multiple management techniques to retail investors. The Company's ability to create new products continued with its introduction in 1995 of KeyIndex, the first equity-indexed annuity introduced into the marketplace. In the first quarter of 1997 Liberty Financial became the first mutual fund company to allow shareholders to access accounts and conduct transactions on-line using digital certificate security technology.

Integration

   Liberty Financial is a holding company that conducts business through several operating units that are wholly owned subsidiaries. Integration of Liberty Financial's operating companies is a fundamental operating philosophy. Leveragable talents and resources include product development and design, distribution relationships, investment management, investor servicing, and technology development and support. Where appropriate, the Company seeks to leverage those resources across multiple operating units, with a view toward accumulating additional assets or reducing expenses. Examples of successfully implemented integration efforts include the following:

(bullet) Upon the Company's acquisition of Newport in April, 1995, Colonial assumed the marketing, sales, service and administration of Newport's flagship Tiger Fund, which was re-branded under the Colonial name. The Fund's asset growth has been exceptional, more than tripling from $700 million in April, 1995 to $2.4 billion at December 31, 1996. Colonial also has benefited because the availability of the Colonial Newport Tiger Fund has facilitated establishing new distribution arrangements with intermediaries.

(bullet) Stein Roe manages most of Keyport's general account fixed income portfolio, and together with Colonial and Newport manages certain of the funds underlying Keyport's variable annuity products.

(bullet) Colonial's transfer agency operations also perform these functions for the Stein Roe funds.

(bullet) During 1996, the Company's bank distribution units were the largest distributor of Keyport's annuities and the fourth largest distributor of the Colonial funds, accounting for 11.3% and 5.1%, respectively, of total sales of those products.

Acquisitions

   Acquisitions are an integral part of Liberty Financial's business strategy. Keyport, Colonial, Stein Roe, Newport, and, most recently, Independent all joined Liberty Financial through acquisition. Where appropriate, the Company continues to seek acquisitions that can provide additional assets, investment management capabilities, distribution capabilities, or other integration or diversification opportunities in its core product areas. Current areas of focus for the Company's acquisition efforts include the following:

(bullet) Mutual funds, with particular focus on equities and foreign markets;

(bullet)  Other new investment skills;

(bullet)  Additional distribution capabilities;

(bullet) Wealth management firms that can become part of Stein Roe, and can leverage and expand Stein Roe's franchise in the wealth management market; and

(bullet)  Blocks of annuity assets that can be purchased or co-insured.

Regulation

   Overview

   The Company's business activities are extensively regulated. The following briefly summarizes the principal regulatory requirements and certain related matters.

   The regulatory requirements applicable to the Company include, among other things, (i) regulation of the form and in certain cases the content of the Company's products, (ii) regulation of the manner in which those products are sold and (iii) compliance oversight of the Company's business units, including frequent reporting obligations to and inspections by regulators.

   Annuity Insurance

   The Company's retirement-oriented insurance products generally are issued as individual policies. The policy is a contract between the issuing insurance company and the policyholder. Policy forms, including all principal contract terms, are regulated by state law. In most cases, the policy form must be approved by the insurance department or similar agency of a state in order for the policy to be sold in that state.

   Keyport issues most of the Company's retirement-oriented insurance products. Independence Life & Annuity Company ("Independence Life"), a Keyport subsidiary, also issues certain policies. Keyport and Independence Life are each charted in the state of Rhode Island, and the Rhode Island Department of Business Regulation is their primary oversight regulator. Keyport and Independence Life also must be licensed by the state insurance regulators in each other jurisdiction in which they conduct business. They currently are licensed to conduct business in 49 states (the exception being New York), and in the District of Columbia. State insurance laws generally provide regulators with broad powers related to issuing licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval, and other related matters.

   In recent years, various states have adopted new quantitative standards promulgated by the National Association of Insurance Commissioners ("NAIC"). These standards are designed to reduce the risk of insurance company insolvencies, in part by providing an early warning of financial or other difficulties. These standards include the NAIC's risk-based capital ("RBC") requirements. RBC requirements attempt to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The requirements provide for four different levels of regulatory attention which implement increasing levels of regulatory control (ranging from development of an action plan to mandatory receivership). As of December 31, 1996, Keyport's capital was 2.3 times the level at which the lowest of these regulatory attention levels would be triggered.

   Under the insurance guaranty fund laws existing in each state, insurers can be assessed for certain obligations of insolvent insurance companies. Because assessments typically are not made for several years after an insurer fails, Keyport cannot accurately determine the precise amount or timing of its exposure to known insurance company insolvencies at this time. For certain information regarding Keyport's historical and estimated future assessments in respect of insurance guaranty funds, see Note 15 to Liberty Financial's Consolidated Financial Statements included in the 1996 Annual Report.

   Rhode Island law imposes prior approval requirements for certain transactions with affiliates and generally regulates dividend payments by a Rhode Island-chartered insurance subsidiary to its parent company. Keyport may not make dividend payments in excess of the lesser of (i) 10% of its statutory surplus as of the preceding December 31 or (ii) its statutory net gain from operations for the preceding fiscal year without prior approval by the Rhode Island Department of Business Regulation. As of December 31, 1996, such restriction would limit dividends without such approval to $42.5 million. Keyport has not paid any dividends since its acquisition in December, 1988. In addition, no person or group may acquire, directly or indirectly, 10% or more of the voting stock or voting power of Liberty Financial unless such person has provided such required information to the Rhode Island Department of Business Regulation and such acquisition is approved by the Department.

   Asset Management Products

   The primary sources of regulation of the Company's asset management operations are the federal securities laws. Asset management products are subject to the Investment Advisers Act of 1940 (the "Advisers Act"). The mutual funds and closed-end funds sponsored by the Company also are subject to the Investment Company Act of 1940 (the "Investment Company Act"). Mutual fund shares are securities, and, as such, must be registered under the federal securities laws. The foregoing laws impose various restrictions on the Company's asset management products, including fee structures, the timing and content of advertising, and, in the case of the funds, certain investment restrictions. Mutual funds also must be managed to comply with certain other investment restrictions imposed by the Internal Revenue Code. Accounts subject to the Employee Retirement Income Security Act of 1974 ("ERISA") must comply with certain investment and other restrictions imposed by ERISA.

   The Company's subsidiaries directly engaged in asset management (including Colonial, Stein Roe, Newport and LAMCO) are registered with the Securities and Exchange Commission ("SEC") as investment advisers under the Advisers Act. They are subject to the Investment Company Act insofar as it relates to investment advisers to registered investment companies. These securities laws and the regulations of the SEC require reporting, maintenance of books and records in prescribed forms, mandatory custodial arrangements, approval of employees and representatives and other compliance procedures. Possible sanctions in the event of noncompliance include the suspension of individual employees, limitations on the firm's engaging in business for specified periods of time, revocation of the firm's registrations, censures and fines.

   The Advisers Act and the Investment Company Act provide, in substance, that if a change in control of the Company were to occur, each client investment management agreement would terminate, unless the client consents to the continuation of the agreement. In the case of mutual fund clients, this would require approval of the fund's Board of Trustees (including a majority of the independent Trustees) and shareholders. A person holding more than 25% of the Company's voting stock is presumed to control the Company. Sales by Liberty Mutual or other stockholders or new issuances of equity securities by Liberty Financial, among other things, may raise issues relating to a deemed assignment of the Company's investment advisory agreements. The Restated Articles of Organization of the Company (the "Restated Articles") provide that no person or group deemed to be a beneficial owner (as defined therein) of Liberty Financial's Voting Stock (as defined therein) may vote more than 20% of the total voting power of such Voting Stock outstanding. These provisions of the Restated Articles do not apply to Liberty Mutual, subsidiaries or affiliates of Liberty Mutual, direct or indirect subsidiaries of the Company and certain employee plans maintained by the Company. The Company's Board of Directors also may approve the exemption of other persons or groups from these provisions. There can be no assurance that this limitation would have the desired legal effect.

   Distribution

   Sale of the Company's annuities and mutual funds is subject to regulation at the point of sale. Annuities must be sold through an entity registered as an insurance agency in the particular state. The sales person must be an insurance agent properly licensed under state law. Mutual fund shares must be sold through an entity registered as a broker-dealer under the Securities Exchange Act of 1934 and applicable state law. The sales person must be registered with the National Association of Securities Dealers, Inc. ("NASD") and the applicable state.

   Various business units of the Company are registered as broker-dealers. These include certain units which operate the Company's bank marketing business, as well as other units through which mutual fund and certain annuity sales are processed. Certain bank marketing units also are registered as insurance agencies in states where they sell annuities. These laws regulate the licensing of sales personnel and sales practices. They impose minimum net capital requirements. They also impose reporting, records maintenance, and other requirements, and provide for penalties in the event of non-compliance, similar in scope to the regulations applicable to asset managers.

   Securities sales through the Company's bank marketing units are conducted in accordance with the provisions of a "no-action" letter issued by the staff of the SEC requiring, among other things, that securities sales activities be conducted by sales personnel who are registered representatives of the Company and are subject to its supervision and control. The letter limits the functions of non-registered bank personnel to ministerial duties. The letter is not binding, however, on the courts and no assurance can be given that the SEC will not change its position.

   Banks are an important distribution channel for the Company's annuities and mutual funds. The recent growth in sales of mutual funds, annuities and other investment and insurance products through or at banks and similar institutions has prompted increased scrutiny by federal bank regulators and the SEC. Regulations promulgated by federal banking authorities impose additional restrictions and duties with respect to bank sales practices, including obligations to disclose that the products are not subject to deposit insurance.

Competition

   The Company's businesses operate in extremely competitive markets. These markets are highly fragmented, although in the case of annuities and mutual funds, a few companies do have relatively substantial market shares. Certain of the Company's competitors are significantly larger and have access to significantly greater financial and other resources.

   The Company's products compete with every other investment or savings vehicle available to a prospective customer, including those offered by other insurance companies, investment management firms and banks. The Company believes that the most important competitive factor affecting the marketability of its products is the degree to which they meet customer expectations, both in terms of returns (after fees and expenses) and service. These competitive pressures apply to competition for customers in general, as well as competition to access and maintain distribution relationships, in the case of products sold through intermediaries. Product and service innovations also are important devices for generating new sales and maintaining distribution relationships. The Company believes that, aside from excellent investment performance, new products with compelling innovations are the best devices for generating new sales. Sales of particular products may be affected by conditions in the financial markets, such as increases or decreases in interest rates or stock prices, as discussed above.

   Product features of particular relevance to annuities include interest crediting and participation rates, surrender charges, product flexibility and innovation in product design. Maintenance of Keyport's strong financial ratings also is important. The Company believes that the most important factors affecting competition for investment management clients are investment performance, customer service and brand name recognition. Pricing policies and product innovations also are important competitive factors. The Company's ability to increase and retain clients' assets could be materially adversely affected if client accounts underperform the market or if key investment managers leave the Company. The ability of the Company's management subsidiaries to compete with other asset management firms also is dependent, in part, on the relative attractiveness of their investment philosophies and methods under prevailing market conditions.

Employees

   As of December 31, 1996, the Company had 1,957 full-time employees summarized by activity as follows: 358 in annuity insurance operations; 1,127 in asset management activities; 419 employees in marketing and distribution operations; and 53 in general corporate. The Company provides its employees with a broad range of employee benefit programs. The Company believes that its relations with its employees are excellent.

Item 2. Properties

   As of December 31, 1996, the Company leased its various office facilities. The Company's principal leasing arrangements can be summarized as follows:
The Company's principal executive offices occupy approximately 30,300 square feet in a single facility in downtown Boston pursuant to a lease which expires in 2002. Keyport leases approximately 76,000 square feet in a single facility in downtown Boston pursuant to a lease which expires in 2002. Colonial leases approximately 149,000 square feet of office space in a single facility in downtown Boston under a lease which expires in 2006 and approximately 21,700 square feet in Aurora, Colorado under a lease which expires in November, 2000. Stein Roe leases 142,000 square feet in downtown Chicago pursuant to a lease which expires in 2009. Independent leases approximately 23,200 square feet in Purchase, New York under a lease which expires in 2007.

Item 3. Legal Proceedings

   The Company is from time to time involved in litigation incidental to its businesses. In the opinion of Liberty Financial's management, the resolution of such litigation is not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   None

Executive Officers of the Registrant


          Name           Age                            Position
          ----           ---                            --------
Gary L. Countryman        57      Chairman and Director
Kenneth R. Leibler        47      Chief Executive Officer, President and Director
John A. Benning           62      Senior Vice President, General Counsel and Clerk
Harold W. Cogger          61      Executive Vice President
Lindsay Cook              44      Executive Vice President
Stephen E. Gibson         43      President, The Colonial Group, Inc.
J. Scott Hansen           44      Senior Vice President, Corporate Development
J. Andy Hilbert           38      Senior Vice President and Chief Financial Officer
Denis Kaplan              53      Chief Executive Officer of Independent
C. Allen Merritt, Jr.     56      Executive Vice President and Treasurer
Porter P. Morgan          56      Senior Vice President, Marketing
John W. Rosensteel        56      President and Chief Executive Officer of Keyport
Hans P. Ziegler           56      Chief Executive Officer of Stein Roe

  Mr. Countryman has been Chief Executive Officer of Liberty Mutual and Liberty Mutual Fire Insurance Company (an affiliate of Liberty Mutual) since 1986, and has been Chairman of both companies since 1991. He currently serves as a director of the Company, Liberty Mutual and certain of its affiliates, BankBoston Corporation, The First National Bank of Boston, Boston Edison Company and Harcourt General, Inc.

  Mr. Leibler became Chief Executive Officer of Liberty Financial on January 1, 1995, has been President of Liberty Financial since August, 1990, and was Chief Operating Officer from August, 1990, until December, 1994. Mr. Leibler currently serves as a director of the Company and the Boston Stock Exchange.

  Mr. Benning has been Senior Vice President, General Counsel and Clerk of Liberty Financial since October, 1989.

  Mr. Cogger became an Executive Vice President and director of Liberty Financial at the time it acquired Colonial in March, 1995. He was President of Colonial from November, 1994 to December, 1996 and Chief Executive Officer from March, 1995 to December, 1996. He was President of its principal subsidiary, Colonial Management Associates, Inc. from 1993 to December, 1996, and Chief Executive Officer from March, 1995 to December, 1996.

  Mr. Cook became an Executive Vice President of Liberty Financial in February, 1997. He became a Senior Vice President of Liberty Financial in February, 1994, having been a Vice President prior to that time.

  Mr. Gibson joined Colonial in July, 1996 as Executive Vice President, becoming President and Chief Executive Officer in December, 1996. Prior to joining Colonial, Mr. Gibson held various senior marketing positions at Putnam Investments.

  Mr. Hansen became Senior Vice President, Corporate Development in May, 1996. Prior to that time he was Vice President, Corporate Development.

  Mr. Hilbert joined the Company as Senior Vice President and Chief Financial Officer in March, 1997. From October 1995 until that time, he was Senior Vice President and Chief Financial Officer of Paul Revere Corporation. Prior to joining Paul Revere, Mr. Hilbert was a partner at Price Waterhouse.

  Mr. Kaplan has been Chief Executive Officer of Independent since 1990.

  Mr. Merritt became an Executive Vice President of Liberty Financial in February, 1997. From March, 1993 until that time, he was Senior Vice President of Liberty Financial. Prior to that time, he served as Senior Vice President of its subsidiary, Liberty Financial Services, Inc.

  Mr. Morgan has been Senior Vice President, Marketing of Liberty Financial since 1991.

  Mr. Rosensteel joined Keyport in 1992 as Chief Operating Officer. He was appointed President and Chief Executive Officer of Keyport effective January 1, 1993.

  Mr. Ziegler has been Chief Executive Officer of Stein Roe since June, 1994. Mr. Ziegler was President of Stein Roe's Investment Counsel division from July, 1993 to July, 1994. Prior to joining Stein Roe, Mr. Ziegler was President and Chief Executive Officer of the Pitcairn Trust Company.

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "L". The Common Stock began trading on the NYSE on March 27, 1995. The Common Stock is also listed on the Boston Stock Exchange. Prior to March 27, 1995, there was no public market for the Company's Common Stock.

   The following table sets forth the high and low sales price for each quarter during 1996 and 1995.

                       1996
Quarter             High    Low
 -----------------  ------------
January-March        $32 3/8 $30
April-June            34      30 3/4
July-September        33 7/8  26 1/8
October-December      39      30 7/8

                       1995
Quarter             High    Low
 -----------------  ------------
January-March*       $29     $27
April-June            27 1/2  23 7/8
July-September        29 1/4  25 3/8
October-December      30 1/4  27 1/8

* For period from March 27, 1995 (initial public trading day) through March 31, 1995.

  The approximate number of stockholders of record of the Company's Common Stock as of March 17, 1997 was 156.

  The Company's practice has been to pay quarterly cash dividends of $0.15 per share. The declaration and payment of any dividends on the Common Stock are dependent upon the Company's results of operations, financial condition, cash requirements, capital requirements, regulatory considerations and other relevant factors, and in all events are subject to the discretion of the Board of Directors and to any preferential dividend rights of the outstanding Series A Convertible Preferred Stock ("Preferred Stock") of Liberty
Financial. The holders of the issued and outstanding shares of Preferred
Stock are entitled to receive cumulative cash dividends at the rate of $2.875 per annum per share, payable in equal quarterly installments. The terms of the Preferred Stock preclude the payment of any dividends on the Common Stock unless cumulative dividends on the outstanding Preferred Stock have been paid or declared in full. Accordingly, there is no requirement, and no assurances can be given, that dividends will be paid on the Common Stock.

  The Company's Board of Directors established an optional dividend reinvestment plan ("DRIP") for holders of Common Stock and Preferred Stock. Liberty Mutual has participated in the DRIP during 1995 and 1996. Such participation may be terminated at any time. Based upon Liberty Financial's current expectations as to its liquidity and cash needs, Liberty Financial's ability to pay dividends on the Common Stock may be dependent upon Liberty Mutual's continued participation in the DRIP. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity" in the 1996 Annual Report.

  For a discussion of certain restrictions on the Company's ability to pay dividends in cash on its Common stock, see "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity" in the 1996 Annual Report.

  Sales of Unregistered Securities

  Liberty Financial issued shares of its Common Stock during 1996 without registration under the Securities Act of 1933 (the "Securities Act") in the transactions described below.

  On March 7, 1996, Liberty Financial issued an aggregate of 237,009 shares to four individuals who were the shareholders of Independent (consisting of Denis Kaplan, President and CEO of Independent and an executive officer of Liberty Financial, and three other senior executives of Independent) and one institution which cancelled an option to acquire shares of Independent as consideration for Liberty Financial's acquisition of Independent. The acquisition agreement provides for various subsequent payments of additional shares based upon certain conditions. On July 16, 1996, Liberty Financial issued an additional 31,600 shares in the aggregate to such persons in satisfaction of the first such payment. Such issuances were exempt from registration under the Securities Act pursuant to
Section 4(2) thereof.

  In addition, as of each of March 13, June 5, August 28 and November 27, 1996, Liberty Financial issued 111,579, 108,954, 111,656 and 95,466 shares of
Common Stock, respectively, to LFC Holdings, Inc., an indirect subsidiary of Liberty Mutual, at prices of $30.975, $31.875, $31.25 and $36.725 per share, respectively, as re-investments of cash dividends otherwise payable to LFC Holdings, Inc. under Liberty Financial's former Dividend Reinvestment Plan. Such issuances were exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 6. Selected Financial Data

   The Selected Consolidated Financial Data, which appears on page 23 in the 1996 Annual Report, are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Management's Discussion and Analysis of Results of Operations and Financial Condition, which appears beginning on page 24 in the 1996 Annual Report, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

   The Company's Consolidated Financial Statements which appear beginning on page 34 in the 1996 Annual Report, and the report thereon of Ernst & Young, LLP as of and for the year ended December 31, 1996, which appears on page 55 in the 1996 Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   The consolidated financial statements of Liberty Financial for the year ended December 31, 1996 have been audited and reported upon by Ernst & Young ("E&Y"). Similarly, E&Y will serve as the independent auditors of Liberty Financial for 1997.

   For fiscal years prior to 1996, the consolidated financial statements of Liberty Financial were audited and reported on by KPMG Peat Marwick LLP ("KPMG"). On March 13, 1996, following a competitive proposal process, Liberty Financial's Audit Committee terminated KPMG's appointment as Liberty Financial's independent accountants effective March 14, 1996, and voted to recommend to the Board of Directors that E&Y be appointed as Liberty Financial's independent accountants for fiscal 1996. The Board of Directors approved this recommendation on April 10, 1996.

   In connection with the audits of Liberty Financial's consolidated financial statements for the two fiscal years in the period ended December 31, 1995, and the subsequent interim period through March 14, 1996, there were no disagreements between Liberty Financial and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to KPMG's satisfaction would have caused KPMG to make reference to the subject matter of the disagreement in connection with KPMG's audit report on the consolidated financial statements of Liberty Financial. In addition, the audit reports of KPMG on the consolidated financial statements of Liberty Financial as of and for the two fiscal years ended December 31, 1995 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.


                                   Part III

Item 10. Directors and Executive Officers of the Registrant

   Information relating to the executive officers of the registrant appears under the caption "Executive Officers of the Registrant" included in Part I of this Form 10-K following Item 4.

   Information relating to the directors of the registrant is incorporated herein by reference from Liberty Financial's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 1997 to be mailed during April, 1997 (the "Proxy Statement") under the caption "Election of Directors."

   In addition, the information appearing in the Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial
Owners--Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 11. Executive Compensation

   Information relating to executive compensation is incorporated herein by reference from the Proxy Statement under the following captions:
"Compensation of Executive Officers" (excluding, however, the portions thereof under the subcaptions "Compensation Committee Report on Executive Compensation" and "Stockholder Return Comparisons") and "Election of Directors--1996 Meetings and Standard Fee Arrangements."

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information relating to security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners" (excluding the material under the sub-caption "Section 16(a) Beneficial Ownership Reporting Compliance").

Item 13. Certain Relationships and Related Transactions

   Information relating to Certain Relationships and Related Transactions is incorporated herein by reference from the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Compensation of Executive Officers--Certain Additional Information Regarding Executive Officer Compensation--Employment Contract."


                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1. Financial Statements

  The following Consolidated Financial Statements of the Company, which appear beginning on page 34 of the 1996 Annual Report, are incorporated herein by reference:

Consolidated Balance Sheets, December 31, 1996 and 1995
Consolidated Income Statements for the Years Ended December 31, 1996, 1995
  and 1994
Consolidated Statements of Stockholders' Equity for the Years Ended December
  31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
  1995 and 1994
Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

  The following financial statement schedules are included as part of this
        Report:
           I Summary of Investments
          II Condensed Financial Information of Registrant
         III Supplementary Insurance Information
           V Valuation and Qualifying Accounts

  All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

     3. Exhibits

  The exhibits filed as part of this Report are listed on the Exhibit Index immediately following the financial statement schedules included in this report.

  (b) Reports on Form 8-K.

  No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston and the Commonwealth of Massachusetts on March 24, 1997.

                                 LIBERTY FINANCIAL COMPANIES, INC.

                                 By: /s/ Kenneth R. Leibler
                                     ----------------------------------------
                                     Kenneth R. Leibler
                                     Chief Executive Officer,
                                     President and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates stated.

           Signature                                   Title                           Date
           ---------                                   -----                           ----
     /s/ Kenneth R. Leibler
 -------------------------------     Chief Executive Officer, President and
       Kenneth R. Leibler            Director                                  March 24, 1997

   /s/ C. Allen Merritt, Jr.         Executive Vice President and Treasurer
 -------------------------------     (Principal Financial and Accounting
     C. Allen Merritt, Jr.           Officer)                                  March 24, 1997

     /s/ Gary L. Countryman
 -------------------------------
       Gary L. Countryman            Director                                  March 24, 1997

     /s/ Gregory H. Adamian
 -------------------------------
       Gregory J. Adamian            Director                                  March 24, 1997

     /s/ Gerald E. Anderson
 -------------------------------
       Gerald E. Anderson            Director                                  March 24, 1997


 -------------------------------
       Michael J. Babcock            Director                                  March 24, 1997

      /s/ Harold W. Cogger
 -------------------------------
        Harold W. Cogger             Director                                  March 24, 1997

    /s/ Paul J. Darling, II
 -------------------------------
      Paul J. Darling, II            Director                                  March 24, 1997

     /s/ C. Herbert Emilson
 -------------------------------
       C. Herbert Emilson            Director                                  March 24, 1997

      /s/ David F. Figgins
 -------------------------------
        David F. Figgins             Director                                  March 24, 1997

        /s/ John B. Gray
 -------------------------------
          John B. Gray               Director                                  March 24, 1997

           Signature                                   Title                           Date
 -------------------------------     ----------------------------------------- --------------------
       /s/ John P. Hamill
 -------------------------------
         John P. Hamill              Director                                  March 24, 1997

      /s/ Marian L. Heard
 -------------------------------
        Marian L. Heard              Director                                  March 24, 1997

   /s/ Raymond H. Hefner, Jr.
 -------------------------------
     Raymond H. Hefner, Jr.          Director                                  March 24, 1997

      /s/ Edmund F. Kelly
 -------------------------------
        Edmund F. Kelly              Director                                  March 24, 1997

      /s/ Sabino Marinella
 -------------------------------
        Sabino Marinella             Director                                  March 24, 1997

        /s/ Ray B. Mundt
 -------------------------------
          Ray B. Mundt               Director                                  March 24, 1997

      /s/ Richard A. Smith
 -------------------------------
        Richard A. Smith             Director                                  March 24, 1997

      /s/ Glenn P. Strehle
 -------------------------------
        Glenn P. Strehle             Director                                  March 24, 1997

     /s/ Stephen J. Sweeney
 -------------------------------
       Stephen J. Sweeney            Director                                  March 24, 1997

     /s/ Michael von Clemm
 -------------------------------
       Michael von Clemm             Director                                  March 24, 1997

     /s/ Stanley A. Wainer
 -------------------------------
       Stanley A. Wainer             Director                                  March 24, 1997

                                                                    Schedule I

                      LIBERTY FINANCIAL COMPANIES, INC.
                            SUMMARY OF INVESTMENTS
                                (in millions)

                                                                          December 31, 1996
                                                                --------------------------------------
                                                                                             Balance
                                                                 Amortized                    Sheet
Type of Investment                                                  Cost      Fair Value     Amount
 -----------------                                              ------------ ------------- -----------
Fixed Maturities:
   U.S. Treasury securities and obligations of U.S. government
    corporations and agencies                                    $ 1,701.4     $ 1,734.3    $ 1,734.3
   Obligations of states and political subdivisions                   23.9          24.2         24.2
   Foreign governments                                               246.3         257.5        257.5
   Corporate and other securities                                  6,115.8       6,266.0      6.266.0
   Mortgage backed securities                                      2,413.0       2,436.6      2,436.6
                                                                     ------- -------------   ---------
      Total fixed maturities                                      10,500.4      10,718.6     10,718.6
Equity securities:
 Common stocks:
  Industrial, miscellaneous and all other                             19.4          35.9         35.9
Mortgage loans on real estate (1)                                     67.0          73.4         67.0
Policy loans                                                         532.8         532.8        532.8
Other long term investments                                          183.6         183.6        183.6
                                                                ------------  ------------   ---------
      Total investments                                          $11,303.2     $11,544.3    $11,537.9
                                                                ============  ============   =========

1 Includes mortgage notes relating to certain investment property owned by Liberty Mutual in the amount of $39.5 million at December 31, 1996.

                                                                   Schedule II
                      LIBERTY FINANCIAL COMPANIES, INC.
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     (in millions, except per share data)

                                Balance Sheets

                                                 December 31
                                           -----------------------
                                               1996        1995
                                           ----------- -----------
Assets:
   Cash and cash equivalents                 $    7.4    $    9.7
   Investments in subsidiaries                1,060.3     1,004.4
   Notes receivable--subsidiaries               160.2       159.0
   Accounts receivable--subsidiaries             15.2         1.8
   Other assets                                  33.7        --
                                             --------- -----------
                                             $1,276.8    $1,174.9
                                             ========= ===========

Liabilities:
   Note payable to parent                    $  199.0    $  199.0
   Accounts payable and accrued expenses         12.6         6.5
                                             --------- -----------
                                                211.6       205.5
                                             --------- -----------
   Redeemable convertible preferred stock        13.8        13.0
                                             --------- -----------
Stockholders' Equity:
   Common stock                                   0.3         0.3
   Additional paid-in capital                   835.3       810.5
   Net unrealized investment gains               74.4        87.1
   Retained earnings                            141.4        59.4
   Unearned compensation                         --          (0.9)
                                             --------- -----------
    Total stockholders' equity                1,051.4       956.4
                                             --------- -----------
                                             $1,276.8    $1,174.9
                                             ========= ===========

                              Income Statements

                                                      Year Ended December 31
                                                    --------------------------
                                                     1996      1995     1994
                                                    --------  ----------------
Interest income, principally from subsidiaries      $ 12.1    $ 12.0    $11.6
Operating expenses                                    16.3      15.1     12.4
                                                     -------  --------   -----
Loss before income taxes                              (4.2)     (3.1)    (0.8)
Benefit for income taxes                             (21.9)    (15.7)       -
Equity in net income of subsidiaries                  83.0      61.3     51.6
                                                     -------  --------   -----
Net income                                          $100.7    $ 73.9    $50.8
                                                     =======  ========   =====
Earnings per share                                  $ 3.36    $ 2.64    $2.15
                                                     =======  ========   =====

 See Notes to Consolidated Financial Statements contained in the 1996 Annual
                   Report incorporated herein by reference.

                      LIBERTY FINANCIAL COMPANIES, INC.
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (in millions)

                           Statements of Cash Flows

                                                             Year Ended December 31
                                                          ----------------------------
                                                            1996      1995      1994
                                                          --------  --------- --------
Cash flows from operating activities:
  Net income                                               $100.7   $  73.9    $ 50.8
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Equity in net income of subsidiaries                     (83.0)    (61.3)    (51.6)
   Increase in notes receivable--subsidiaries                (1.2)    (24.6)     (0.5)
   Net change in accounts receivable--subsidiaries,
    other assets and accounts payable                        (41.2)      8.6       8.1
                                                           -------  ---------   ------
  Net cash provided by (used in) operating activities       (24.7)     (3.4)      6.8
                                                           -------  ---------   ------
Cash flows from investing activities:
  Acquisitions                                               (8.1)   (106.4)     --
  Capital contributions to subsidiaries                      (8.0)    (36.0)     --
                                                           -------  ---------   ------
  Net cash used in investing activities                     (16.1)   (142.4)     --
                                                           -------  ---------   ------
Cash flows from financing activities:
  Dividends, net                                             36.1      20.1      --
  Exercise of stock options                                   2.4       0.7       0.1
  Debt borrowing from parent                                 --       124.0      --
                                                           -------  ---------   ------
  Net cash provided by financing activities                  38.5     144.8       0.1
                                                           -------  ---------   ------
  Increase (decrease) in cash and cash equivalents           (2.3)     (1.0)      6.9
  Cash and cash equivalents at beginning of year              9.7      10.7       3.8
                                                           -------  ---------   ------
  Cash and cash equivalents at end of year                 $  7.4   $   9.7    $ 10.7
                                                           =======  =========   ======

 See Notes to Consolidated Financial Statements contained in the 1996 Annual
                   Report incorporated herein by reference.

                                                                  Schedule III


                      LIBERTY FINANCIAL COMPANIES, INC.
                     SUPPLEMENTARY INSURANCE INFORMATION
                                (in millions)

                     Three Years Ended December 31, 1996

Column A             Column B      Column C        Column D    Column E         Column F    Column G
--------             --------      --------        --------    --------         --------    --------
                     Deferred      Policyholder    Unearned    Policy           Insurance   Net
                     policy        account         premiums    contract         revenues    investment
                     acquisition   balances and                claims and                   income
                     costs         future policy               other
                                   benefits                    policyholders'
                                                               funds
December 31, 1996
Interest sensitive
  products              $250.4        $11,610.4        NA           $27.1          $30.9       $796.4
                        ======        =========                     =====          =====       ======
December 31, 1995
Interest sensitive
  products              $179.7        $10,063.3        NA           $21.1          $27.9       $761.8
                        ======        =========                     =====          =====       ======
December 31, 1994
Interest sensitive
  products              $439.2        $  9,326.0       NA           $18.1          $24.0       $695.1
                        ======        =========                     =====          =====       ======

Column A             Column H      Column I        Column J    Column K
--------             --------      --------        --------    --------
                     Interest      Amortization    Other       Premiums
                     credited to   of deferred     operating   written
                     policyholders policy          expenses
                     and policy    acquisition
                     benefits and  costs
                     claims
December 31, 1996
Interest sensitive
  products              $576.2          $60.2         $55.1       NA
                        ======          =====         =====
December 31, 1995
Interest sensitive
  products              $560.2          $58.5         $55.1       NA
                        ======          =====         =====
December 31, 1994
Interest sensitive
  products              $486.8          $52.2         $72.4       NA
                        ======          =====         =====

                                                                    Schedule V


                      LIBERTY FINANCIAL COMPANIES, INC.
                      VALUATION AND QUALIFYING ACCOUNTS

                     Three Years Ended December 31, 1996
                                (in millions)

                                          Balance at
                                         Beginning of                                      Balance at
Description                                  Year          Additions      Deductions      End of Year
-----------                              ------------      ---------      ----------      -----------
Years Ended:
December 31, 1996
 Fixed maturities:
  Investment valuation reserve               $  --             $--          $  --               $--
                                             =====             ===          =====               ===

December 31, 1995
 Fixed maturities:
  Investment valuation reserve               $  --             $--          $  --               $--
                                             =====             ===          =====               ===

December 31, 1994(1)
 Fixed maturities:
  Investment valuation reserve               $33.5             $--          $33.5               $--
                                             =====             ===          =====               ===

1 Investment valuation reserve balance was eliminated upon adoption of SFAS
  No. 115 as of January 1, 1994.

                                Exhibit Index

Exhibit
 Number                                              Description
-------                                              -----------
3.1(1)          Form of Restated Articles of Organization of the Company
3.2(1)          Form of Certificate of Designation of Series A Convertible Preferred Stock of the Company
3.3             Restated By-laws of the Company, as amended
4.1(1)          Form of Certificate for Common Stock of the Company
4.2(1)          Form of Certificate for Series A Convertible Preferred Stock of the Company
10.1(1)         Form of Intercompany Agreement between Liberty Mutual and the Company
10.2(2)         Form of Registration Rights Agreement between Liberty Mutual and the Company
10.3(2)         Form of Tax Sharing Agreement between Liberty Mutual and the Company
10.4(1)         Form of 1990 Stock Option Plan of the Company, together with amendments 1 and 2 thereto
10.5(1)         Form of Savings and Investment Plan and Trust of the Company
10.5.1(3)       Amendment No. 1 to Savings and Investment Plan
10.6(1)         Form of Amended and Restated Supplemental Savings Plan of the Company
10.7(1)         Form of Stein Roe Profit Sharing Plan and amendments thereto
10.8(1)         Form of Pension Plan of the Company
10.8.1(3)       Amendment No. 1 to Pension Plan
10.9(1)         Form of Amended and Restated Supplemental Pension Plan of the Company
10.10(1)        Form of 1995 Stock Incentive Plan of the Company
10.11(2)        Form of 1995 Employee Stock Purchase Plan of the Company
10.12(1)        Form of Deferred Compensation Plan of the Company
10.12.1(1)      Letters from the Company, setting forth additional retirement benefits for John A. Benning and Sabino Marinella
10.13(1)        Form of Keyport Deferred Compensation Plan
10.14(1)        Form of Stein Roe Deferred Compensation Plan
10.14.1(1)      Form of Stein Roe Non-Qualified Supplemental Retirement Plan
10.14.2(1)      Form of Stein Roe Long Term Incentive Plan
10.15           Form of Promissory Note in the principal amount of $99.0 million dated April 5, 1995
10.16(1)        Lease Agreement with respect to 600 Atlantic Avenue, Boston, Massachusetts
10.17(1)        Lease Agreement with respect to 125 High Street, Boston, Massachusetts, as amended
10.18(1)        Lease Agreement with respect to One South Wacker Drive, Chicago, Illinois, as amended
10.19(1)        Unconditional Guarantee Agreement dated November 7, 1991 executed by Liberty Mutual and related Mortgage Maintenance Agreement by and among LRE Properties, Inc., Atlantic Real
                Estate Limited Partnership and Keyport Life Insurance Company
10.20(1)        Administrative Services Agreement dated as of June 9, 1993 between Liberty Life Assurance
                Company of Boston and Keyport Life Insurance Company
10.21           Lease Agreement with respect to One Financial Center, Boston, Massachusetts
10.22(1)        $100 Million of Mortgage Notes owned by Keyport issued by indirect subsidiaries of Liberty
                Mutual
10.23(2)        Promissory Notes dated March 24, 1995 of the Company issued to Liberty Mutual and two of its affiliates in the aggregate principal amount of $100.0 million
10.24(1)        Form of Promissory Note dated January 29, 1995 of SteinRoe Services, Inc. in the principal amount of $30.0 million
10.25(2)        Form of Registration Rights Agreement among John A. McNeice, Jr., C. Herbert Emilson and the Company
10.26(2)        Form of Employment Agreement among the Company, Colonial and Harold W. Cogger

Exhibit
 Number                                              Description
-------                                              -----------
10.27(2)        Credit agreement among Colonial and The First National Bank of Boston, as agent for itself and certain other lenders named therein (and Amendments No. 1 and 2 thereto)
10.27.1(3)      Amendment No. 3 to Credit Agreement
10.27.2         Amendment No. 4 to Credit Agreement
10.28(3)        Colonial Profit Sharing Plan (and Amendment Nos. 1-3 thereto)
10.29(3)        Colonial Split-Dollar Insurance Coverage description
10.30           Coinsurance Agreement between Fidelity and Guaranty Life Insurance Company and Keyport Life
                Insurance Company, and first and second amendments thereto
11              Statement re computation of per share earnings
12              Statement re computation of ratios
13              Portions of Annual Report to Stockholders incorporated by reference into this Report
21              Subsidiaries of the Company
23.1            Consent of Ernst & Young LLP
23.2            Report and Consent of KPMG Peat Marwick LLP
27              Financial Data Schedule
99.3(1)         Form of Stockholders' Agreement among the Company, Liberty Mutual Insurance Company and certain holders of the Company's Series A Convertible Preferred Stock

(1) Incorporated by reference to the same Exhibit Number in the Company's Registration Statement on Form S-4 (filed under the name NEW LFC, INC.) (Registration No. 33-88824).
(2) Incorporated by reference to the same Exhibit Number in the Company's 1994 Annual Report on Form 10-K filed March 30, 1995.
(3) Incorporated by reference to the same Exhibit Number in the Company's 1995 Annual Report on Form 10-K filed March 29, 1996.