Form 10-Q
period 1997-03-31
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 1997-05-14
CIK 936372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997
                                                 --------------

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ---------- to ----------

                         Commission file number: 1-13654
                                                 -------

                        LIBERTY FINANCIAL COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Massachusetts                                  04-3260640
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation ororganization)


600 Atlantic Avenue, Boston, Massachusetts                           02210-2214
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

   There were 28,922,816 shares of the registrant's Common Stock, $.01 par value, and 327,160 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of April 30, 1997.

Exhibit Index - Page 18                                             Page 1 of 21

                        LIBERTY FINANCIAL COMPANIES, INC.
          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED MARCH 31, 1997


                                TABLE OF CONTENTS


Part I.    FINANCIAL INFORMATION                                       Page


Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 1997 and
            December 31, 1996

           Consolidated Income Statements for the Three Months Ended
            March 31, 1997 and 1996

           Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 1997 and 1996

           Consolidated Statement of Stockholders' Equity for the
            Three Months Ended March 31, 1997

           Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Results of
            Operations and Financial Condition


Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

Signatures

Exhibit Index


                        LIBERTY FINANCIAL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                (in millions)


                                               March 31       December 31
                                                 1997            1996
                                               --------       -----------
                                               Unaudited
                                     ASSETS

Assets:
   Investments                                  $11,541.5       $11,537.9
   Cash and cash equivalents                      1,123.5           875.8
   Accrued investment income                        156.7           146.8
   Deferred policy acquisition costs                321.9           250.4
   Value of insurance in force                       85.9            70.8
   Deferred distribution costs                      113.2           114.4
   Intangible assets                                199.9           205.4
   Other assets                                     127.2           134.7
   Separate account assets                        1,088.9         1,091.5
                                                ---------       ---------
                                                $14,758.7       $14,427.7
                                                =========       =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policyholder balances                        $11,687.7       $11,637.5
   Notes payable to affiliates                      229.0           229.0
   Payable for investments purchased and
    loaned                                          517.5           211.2
   Other liabilities                                230.2           267.1
   Separate account liabilities                   1,037.5         1,017.7
                                                ---------       ---------
     Total liabilities                           13,701.9        13,362.5
                                                ---------       ---------


Series A redeemable convertible preferred
 stock, par value $.01; authorized, issued and
 outstanding 327,340 shares in 1997 and 1996         14.0            13.8
                                                ---------       ---------

Stockholders' Equity:
 Common stock, par value $.01; authorized
  100,000,000 shares, issued and outstanding
  28,904,131 shares in 1997 and 28,705,015 shares
  in 1996                                             0.3             0.3
Additional paid-in capital                          840.1           835.3
Net unrealized investment gains                      30.7            74.4
Retained earnings                                   171.7           141.4
                                                ---------       ---------

     Total stockholders' equity                   1,042.8         1,051.4
                                                ---------       ---------
                                                $14,758.7       $14,427.7
                                                =========       =========



                             See accompanying notes.

                        LIBERTY FINANCIAL COMPANIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                 (in millions, except share and per share data)
                                    Unaudited

                                                       Three Months Ended
                                                            March 31
                                                   --------------------------
                                                      1997            1996
                                                      ----            ----

Investment income                                 $     208.0     $     189.2
Interest credited to policyholders                     (147.3)         (138.1)
                                                  -----------     -----------
Investment spread                                        60.7            51.1
                                                  -----------     -----------
Net realized investment gains                            12.9             3.8
                                                  -----------     -----------
Fee income:
 Investment advisory and administrative fees             53.1            46.4
 Distribution and service fees                           12.1            10.6
 Transfer agency fees                                    11.8            10.4
 Surrender charges and net commissions                    8.5             7.7
 Separate account fees                                    3.9             3.5
                                                  -----------     -----------
Total fee income                                         89.4            78.6
                                                  -----------     -----------
Expenses:
 Operating expenses                                     (75.8)          (65.9)
 Amortization of deferred policy acquisition
  costs                                                 (16.3)          (14.1)
 Amortization of deferred distribution costs             (8.2)           (6.8)
 Amortization of value of insurance in force             (3.2)           (1.7)
 Amortization of intangible assets                       (3.2)           (3.7)
 Interest expense, net                                   (4.5)           (5.0)
                                                  -----------     -----------
Total expenses                                         (111.2)          (97.2)
                                                  -----------     -----------
Pretax income                                            51.8            36.3
Income tax expense                                      (16.8)          (12.5)
                                                  -----------     -----------
Net income                                        $      35.0     $      23.8
                                                  ===========     ===========
Net income per share                              $      1.14     $      0.81
                                                  ===========     ===========
Common stock and common stock equivalents          30,490,150      29,262,329
                                                  ===========     ===========





                             See accompanying notes.

                        LIBERTY FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                    Unaudited

                                                           Three Months Ended
                                                                March 31
                                                           ------------------
                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
Net income                                                $  35.0     $   23.8
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                             18.2         14.8
   Interest credited to policyholders                       147.3        138.1
   Net realized investment gains                            (12.9)        (3.8)
   Net amortization (accretion) on investments               (8.1)         1.5
   Change in deferred policy acquisition  costs              (0.6)        (1.6)
   Net change in other assets and liabilities,
    net of effect of acquisitions                           (18.0)       (42.7)
                                                         --------     --------
      Net cash provided by operating activities             160.9        130.1
                                                         --------     --------

Cash flows from investing activities:
   Investments purchased available for sale                (717.6)      (544.0)
   Investments sold available for sale                       45.0         92.7
   Investments matured available for sale                   671.1        300.6
   Change in policy loans, net                               (6.0)        (4.2)
   Change in mortgage loans, net                              1.7          1.7
   Acquisitions, net of cash acquired                         0.0         (7.1)
                                                         --------     --------
      Net cash used in investing activities                  (5.8)      (160.3)
                                                         --------     --------

Cash flows from financing activities:
   Withdrawals from policyholder accounts                  (299.4)      (252.6)
   Deposits to policyholder accounts                        202.3        218.9
   Securities lending                                       194.9        198.0
   Change in revolving credit facility                       (5.5)         3.0
   Exercise of stock options                                  1.3          0.2
   Dividends paid                                            (1.0)        (0.9)
                                                         --------     --------
      Net cash provided by financing activities              92.6        166.6
                                                         --------     --------
   Increase in cash and cash equivalents                    247.7        136.4
   Cash and cash equivalents at beginning of period         875.8        875.3
                                                         --------     --------
   Cash and cash equivalents at end of period            $1,123.5     $1,011.7
                                                         ========     ========












                             See accompanying notes.

                        LIBERTY FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (in millions)
                                    Unaudited



                                             Net
                             Additional   Unrealized                  Total
                    Common    Paid-In     Investment  Retained    Stockholders'
                    Stock     Capital       Gains     Earnings       Equity
                    ------    -------     ----------  --------    -------------
Balance
 December 31, 1996   $0.3      $835.3       $74.4      $141.4      $1,051.4
Proceeds from
 exercise of stock
 options              0.0         1.3         0.0         0.0           1.3
Accretion to face
 value of preferred
 stock                0.0         0.0         0.0        (0.2)         (0.2)
Common stock
 dividends            0.0         3.5         0.0        (4.3)         (0.8)
Preferred stock
 dividends            0.0         0.0         0.0        (0.2)         (0.2)
Change in net
 unrealized
 investment gains     0.0         0.0       (43.7)        0.0         (43.7)
Net income            0.0         0.0         0.0        35.0          35.0
                     ----      ------       -----      ------      --------
Balance,
 March 31, 1997      $0.3      $840.1       $30.7      $171.7      $1,042.8
                     ====      ======       =====      ======      ========

























                             See accompanying notes.

                      LIBERTY FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1.  General

       The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures in these consolidated financial statements are adequate to present fairly the information contained herein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1996 Annual Report to Stockholders. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

      Approximately 64.7% of the Company's operating earnings for the three months ended March 31, 1997 was attributable to the Company's annuity insurance business, with the remaining 35.3% attributable to the Company's asset management activities. This compares to approximately 58.5% and 41.5%, respectively, during the year earlier period.

3.  Investments

       Investments, all of which pertain to the Company's annuity insurance operations, were comprised of the following (in millions):

                               March 31     December 31
                                 1997           1996
                               --------     -----------

Fixed maturities             $10,683.7      $10,718.6
Mortgage loans                    65.3           67.0
Policy loans                     538.8          532.8
Other invested assets            216.3          183.6
Equity securities                 37.4           35.9
                             ---------      ---------
    Total                    $11,541.5      $11,537.9
                             =========      =========


      The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and enable appropriate tax planning, the Company classifies its entire fixed maturities investments as "available for sale" which are carried at estimated fair value.

4.  Net Income Per Share

      Net income per share is calculated by dividing applicable net income by the weighted average number of shares of common stock outstanding during each period, adjusted for the incremental shares attributable to common stock equivalents. Common stock equivalents consist primarily of outstanding employee stock options. In calculating net income per share, net income is reduced by convertible preferred stock dividend requirements. Such preferred stock earns cumulative dividends at the annual rate of $2.875 per share and is redeemable at the option of the Company, subject to certain conditions, anytime after March 24, 1998. At the time of issuance, the convertible preferred stock was determined not to be a common stock equivalent.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted for periods ending after December 15, 1997. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $1.21 and $0.85 for the first quarters of 1997 and 1996, respectively. The calculation of diluted earnings per share under SFAS 128 for these quarters would not materially differ from the calculation of fully diluted earnings per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

   Net Income was $35.0 million or $1.14 per share in the first quarter of 1997 compared to $23.8 million or $0.81 per share in the first quarter of 1996. The improvement of $11.2 million in 1997 compared to 1996 resulted from higher investment spread, higher fee income, and higher net realized investment gains. Partially offsetting these items were increased operating expenses, amortization expense, and income tax expense.

   Pretax Income was $51.8 million in the first quarter of 1997 compared to $36.3 million in the first quarter of 1996. The higher pretax income in 1997 compared to 1996 resulted from higher investment spread, higher fee income, and higher net realized investment gains. Partially offsetting these increases were the higher expenses referred to above.

   Investment Spread is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $60.7 million in the first quarter of 1997 compared to $51.1 million in the first quarter of 1996. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. Such investment spread percentage in the first quarter of 1997 was 1.90% compared to 1.82% in the first quarter of 1996. Assuming a constant interest rate environment, the Company anticipates that the investment spread percentage in 1997 will be comparable to 1996.

   Investment income was $208.0 million in the first quarter of 1997 compared to $189.2 million in the first quarter of 1996. The increase of $18.8 million in 1997 compared to 1996 primarily relates to a $27.4 million increase as a result of the higher level of average invested assets, partially offset by an $8.6 million decrease resulting from a lower average investment yield. The average investment yield was 6.94% in the first quarter of 1997 compared to 7.27% in the first quarter of 1996.

   Interest credited to policyholders totaled $147.3 million in the first quarter of 1997 compared to $138.1 million in the first quarter of 1996. The increase of $9.2 million in 1997 compared to 1996 primarily relates to a $19.5 million increase as a result of a higher level of average policyholder balances, partially offset by a $10.3 million decrease resulting from a lower average interest credited rate. Policyholder balances averaged $11.7 billion in the first quarter of 1997 compared to $10.2 billion in the first quarter of 1996. The average interest credited rate was 5.04% in the first quarter of 1997 compared to 5.45% in the first quarter of 1996.

   Average Investments (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.0 billion in the first quarter of 1997 compared to $10.4 billion in the first quarter of 1996. The increase of $1.6 billion in 1997 compared to 1996 primarily relates to the $0.9 billion coinsurance agreement entered into with Fidelity & Guaranty Life Insurance during the third quarter of 1996 (the "F&G Life transaction") and the investment of portfolio earnings for the twelve months ended March 31, 1997 of $0.8 billion.

   Net Realized Investment Gains were $12.9 million in the first quarter of 1997 compared to $3.8 million in the first quarter of 1996. The net realized investment gains in 1997 included gains on the sales of fixed maturity investments of $7.2 million and gains on sales of other invested assets in separate account mutual funds sponsored by the Company of $5.7 million. These sales were made to maximize total return. The net realized investment gains in 1996 were attributable to sales of the Company's fixed maturity investments which were made to maximize total return.

   Investment Advisory and Administrative Fees are based on the market value of assets managed for mutual funds, wealth management and institutional investors. Investment advisory and administrative fees were $53.1 million in the first quarter of 1997 compared to $46.4 million in the first quarter of 1996. The increase of $6.7 million in 1997 compared to 1996 primarily reflects a higher level of average fee-based assets under management.

   Average fee-based assets under management were $35.8 billion in the first quarter of 1997 compared to $32.5 billion in the first quarter of 1996. The increase of $3.3 billion during 1997 compared to 1996 resulted primarily from market appreciation of $1.8 billion and net sales of $1.2 billion for the twelve months ended March 31, 1997. In addition, approximately $0.3 billion in fee-based assets under management were acquired during this twelve month period. Investment advisory and administrative fees were 0.59% of average fee-based assets under management in the first quarter of 1997 and 0.57% in the first quarter of 1996. This increase in the effective fee rate in the first quarter of 1997 was primarily due to the increased proportion of higher fee-based mutual fund assets under management.

   The amount of fee-based assets under management is affected by product sales and redemptions and by changes in the market values of such assets under management. Fee-based assets under management and changes in such assets are set forth in the tables below (in billions).

Fee-Based Assets Under Management
                                                       As of March 31
                                                       --------------
                                                     1997        1996
                                                     ----        ----
  Mutual Funds:
   Broker-distributed                                $15.6       $15.7
   Direct-marketed                                     6.2         5.4
   Closed-end                                          1.9         1.8
   Variable annuity                                    1.1         1.0
                                                     -----       -----
                                                      24.8        23.9
  Wealth Management                                    5.5         4.4
  Institutional                                        4.5         4.4
                                                     -----       -----
     Total Fee-Based Assets Under Management*        $34.8       $32.7
                                                     =====       =====

--------------
*  As of March 31, 1997,  Keyport's  investments  of $12.2  billion  bring total assets under management to $47.0 billion.

Changes in Fee-Based Assets Under Management
                                                       As of March 31
                                                       --------------
                                                     1997        1996
                                                     ----        ----
Fee-based assets under management - beginning        $35.9       $31.9
Sales and reinvestments                                1.9         1.9
Redemptions and withdrawals                           (2.1)       (1.2)
Market appreciation (depreciation)                    (0.9)        0.1
                                                     -----       -----
Fee-based assets under management - ending           $34.8       $32.7
                                                     =====       =====

   Distribution and Service Fees are based on the market value of the Company's broker-distributed mutual funds. Distribution fees of 0.75% are earned on the average assets attributable to such funds sold without front-end sales loads, and service fees of 0.25% (net of amounts passed on to selling brokers) are earned on the total of such average mutual fund assets. These fees totaled $12.1 million in the first quarter of 1997 compared to $10.6 million in the first quarter of 1996. The increase of $1.5 million in 1997 compared to 1996 was primarily attributable to the higher asset levels of mutual funds without front-end sales loads. As a percentage of the corresponding weighted average assets, distribution and service fees approximated 0.71% in 1997 and 0.70% in 1996.

    Transfer Agency Fees are based on the market value of assets managed in the Company's broker-distributed and direct-marketed mutual funds. Such fees were $11.8 million on average assets of $23.6 billion in the first quarter of 1997 and $10.4 million on average assets of $21.8 billion in the first quarter of 1996. The increase of $1.4 million in 1997 compared to 1996 was primarily due to higher average assets in direct-marketed mutual funds. As a percentage of total average mutual fund assets under management, transfer agency fees were approximately 0.20% and 0.19% in the first quarters of 1997 and 1996, respectively.

   Surrender Charges and Net Commissions are revenues earned on: a) the early withdrawal of fixed, indexed and variable annuity policyholder balances, and redemptions of the broker-distributed mutual funds which were sold without front-end sales loads; b) the distribution of the Company's broker-distributed mutual funds (net of the substantial portion of such commissions that is passed on to the selling brokers); and c) the sales of non-proprietary investment products in the Company's bank marketing businesses (net of such commissions that are paid to the Company's client banks and brokers). Total surrender charges and net commissions were $8.5 million in the first quarter of 1997 compared to $7.7 million in the first quarter of 1996.

   Surrender charges on fixed, indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed during the first six years. Such charges totaled $4.8 million and $4.9 million in the first quarters of 1997 and 1996, respectively. Total fixed, indexed and variable annuity withdrawals represented 11.2% and 9.8% of the total average annuity policyholder and separate account balances in the first quarters of 1997 and 1996, respectively. The percentage increase in 1997 was primarily attributable to surrenders of annuities acquired in the F&G Life transaction; excluding these surrenders, the withdrawal percentage in 1997 was 9.4%.

   Net commissions were $3.7 million in the first quarter of 1997 and $2.8 million in the first quarter of 1996. The increase in 1997 compared to 1996 was primarily attributable to the acquisition of Independent Holdings, Inc. ("Independent") in March 1996.

   Separate Account Fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets supporting the contracts in separate accounts, were $3.9 million in the first quarter of 1997 compared to $3.5 million in the first quarter of 1996. Such fees represented 1.55% and 1.52% of average variable annuity and variable life separate account balances in 1997 and 1996, respectively.

   Operating Expenses primarily represent compensation, marketing, and other general and administrative expenses. These expenses were $75.8 million in the first quarter of 1997 compared to $65.9 million in the first quarter of 1996.
The increase in 1997 compared to 1996 was primarily due to increases in compensation of $6.3 million, in marketing expenses of $1.4 million relating to mutual fund sales and to the acquisition of Independent which increased operating expenses by $1.6 million, partially offset by a first quarter 1996 $1.9 million restructuring charge. Operating expenses expressed as a percent of average total assets under management were 0.63% and 0.60% in the first quarters of 1997 and 1996, respectively.

   Amortization of Deferred Policy Acquisition Costs was $16.3 million in the first quarter of 1997 compared to $14.1 million in the first quarter of 1996. The increase in amortization in the first quarter of 1997 compared to 1996 was primarily due to the growth of business in force associated with fixed, indexed and variable annuity sales. Amortization expense represented 0.62% and 0.64% of the total average policyholder and separate account balances in 1997 and 1996, respectively.

   Amortization of Deferred Distribution Costs relates to the deferred sales commissions acquired in connection with the Colonial acquisition in the first quarter of 1995 and the distribution of mutual fund shares sold without front-end sales loads. Amortization was $8.2 million in the first quarter of 1997 compared to $6.8 million in the first quarter of 1996. The increase in 1997 was primarily attributable to the continuing sales of such fund shares during 1997 and 1996.

   Amortization of Value of Insurance in Force totaled $3.2 million in the first quarter of 1997 compared to $1.7 million in the first quarter of 1996. The increase in amortization in 1997 compared to 1996 was primarily due to $1.5 million of amortization relating to the F&G Life transaction.

   Amortization of Intangible Assets was $3.2 million in the first quarter of 1997 compared to $3.7 million in the first quarter of 1996. The decrease in 1997 was primarily attributable to certain assets becoming fully amortized in the third quarter of 1996 which reduced amortization by $1.0 million, partially offset by an increase of $0.4 million in amortization relating to the acquisition of Independent.

   Interest Expense was $4.5 million in the first quarter of 1997 compared to $5.0 million in the first quarter of 1996. The decrease of $0.5 million is principally due to higher interest income which is netted against interest expense.

   Income Tax Expense was $16.8 million or 32.4% of pretax income in the first quarter of 1997 compared to $12.5 million, or 34.3% of pretax income in the first quarter of 1996. Substantially all the federal income tax expense related to the Company's annuity insurance business.

Financial Condition

   Stockholders' Equity as of March 31, 1997 was $1.04 billion compared to $1.05 billion as of December 31, 1996. Net income in the first quarter of 1997 was $35.0 million, and cash dividends on the Company's preferred and common stock totaled $1.0 million. Common stock totaling $1.3 million was issued in connection with the exercise of stock options. A decrease in net unrealized investment gains, net of taxes and adjustments to deferred policy acquisition costs and value of insurance in force, during the period decreased stockholders' equity by $43.7 million.

   Book Value Per Share amounted to $36.08 at March 31, 1997 compared to $36.63 at December 31, 1996. Excluding net unrealized gains on investments, book value per share amounted to $35.01 at March 31, 1997 and $34.04 at December 31, 1996. As of March 31, 1997, there were 28.9 million common shares outstanding compared to 28.7 million shares as of December 31, 1996.

   Investments not including cash and cash equivalents, totaled $11.5 billion as of March 31, 1997 and December 31, 1996. The Company's total investments at March 31, 1997 reflected net unrealized gains of $78.3 million. At December 31, 1996, such net unrealized investment gains were $229.8 million. The decrease in net unrealized gains in the first quarter of 1997 principally reflects the higher interest rates at the end of the first quarter.

   The Company manages the substantial majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire fixed maturities investments as "available for sale" and accordingly carries such investments at fair value.

   Approximately $10.4 billion, or 97.2%, of the fixed maturities investments at March 31, 1997, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At March 31, 1997, the carrying value of investments in below investment grade securities totaled $991.5 million, or 7.9% of total investments (including certain cash and cash equivalents) of $12.6 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

Management of the Company's Investments

   Asset-liability duration management is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed and indexed policyholder balances should be backed by investments, principally comprised of fixed maturities, that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rates, the slope of the yield curve and the excess at which fixed maturities are priced over the yield curve. Its portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with the investment objectives of effective asset-liability duration management, liquidity and credit quality.

   The Company conducts its investment operations to closely match the duration of the assets in its investment portfolio and its policyholder balances. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its policyholder balances by investing principally in fixed maturities. The Company's fixed-rate and equity indexed products incorporate surrender charges to encourage persistency, discourage withdrawals and make the cost of its policyholder balances more predictable. Approximately 85.0% of the Company's fixed and indexed annuity policyholder balances were subject to surrender charges at March 31, 1997.

   As part of its asset-liability management discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view toward maintaining a desired investment spread between the yield on portfolio assets and the rate paid on policyholder balances under a variety of possible future interest rate scenarios. At March 31, 1997, the effective duration of the Company's fixed maturities investments (including certain cash and cash equivalents) was approximately 2.8 years.

   As a component of its investment strategy, the Company utilizes interest rate swap agreements ("swap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g. fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest rates credited to policyholders. At March 31, 1997, the Company had 41 outstanding swap agreements with an aggregate notional principal amount of $2.3 billion. These agreements mature in various years through 2001. In addition, with respect to the Company's indexed annuity, the Company buys call options on the S&P 500 Index to manage its obligation to provide returns based upon this Index. At March 31, 1997, the Company had call options with an estimated fair value of $131.2 million.

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

   The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and carefully reviews the carrying value of such investments at least quarterly to determine whether declines in value may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports, and other externally generated information concerning the borrower's affairs. In the case of publicly traded fixed maturities investments, management also considers market value quotations if available.

Liquidity

   The Company is a holding company whose liquidity needs include the following:
(i) operating expenses; (ii) debt service; (iii) dividends on preferred stock and common stock; (iv) acquisitions; and (v) working capital where needed to its operating subsidiaries. The Company's principal sources of cash are dividends from its operating subsidiaries, and, in the case of funding for acquisitions and certain long-term capital needs of its subsidiaries, long-term borrowings (which to date have been from affiliates of Liberty Mutual Insurance Company).

   Regulatory authorities permit dividend payments from Keyport to the Company up to the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. As of March 31, 1997, Keyport could pay dividends of up to $42.5 million without the approval of the Department of Business Regulation of the State of Rhode Island. As of March 31, 1997 under its credit facility, Colonial could pay dividends of up to $26.5 million. In April 1997, this Facility was renewed and various terms were revised. Under the revised terms of the Facility, Colonial could pay dividends up to $87.2 million as of March 31, 1997.

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

   Each of the Company's business segments has its own liquidity needs and financial resources. In the Company's asset management business, liquidity needs and financial resources pertain to the investment management and distribution of mutual funds, wealth management and institutional accounts. In the Company's annuity insurance operations, liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances.

   Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from net investment income, annuity premiums and deposits, and from maturities of fixed investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of March 31, 1997, $9.2 billion of Keyport's investments, including short-term investments, are considered readily marketable.

   To the extent that unanticipated surrenders cause Keyport to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. However, Keyport believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or investment securities in its short duration portfolio, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market.

Effects of Inflation

   Inflation has not had a material effect on the Company's consolidated results of operations. The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed maturity portfolio increases or decreases in inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. For instance, if interest rates decline, the Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed maturity investments mature or are sold and the proceeds are reinvested at reduced rates. However, inflation may result in increased operating expenses that may not be readily recoverable in the prices of the services charged by the Company.

Recent Accounting Pronouncement

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted for periods ending after December 15, 1997. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $1.21 and $0.85 for the first quarters of 1997 and 1996, respectively. The calculation of diluted earnings per share under SFAS 128 for these quarters would not materially differ from the calculation of fully diluted earnings per share.

 Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

   11 Statement re Computation of Per Share Earnings
   12 Statement re Computation of Ratios
   27 Financial Data Schedule

(b)    Reports on Form 8-K

   There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LIBERTY FINANCIAL COMPANIES, INC.

                                             /s/ J. Andy Hilbert
                                     -------------------------------------
                                               J. Andy Hilbert
                                         (Duly Authorized Officer and
                                           Chief Financial Officer)








Date:   May 14, 1997

                                  Exhibit Index


Exhibit No.     Description                                                Page
-----------     -----------                                                ----

    11          Statement re Computation of Per Share Earnings
    12          Statement re Computation of Ratios
    27          Financial Data Schedule