Form 10-Q
period 1997-06-30
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 1997-08-13
CIK 936372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                                                 -------------
                                       or

[   ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934
          For the transition period from               to
                                         -------------    -------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

   There were 29,384,398 shares of the registrant's Common Stock, $.01 par value, and 327,006 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of July 31, 1997.

Exhibit Index - Page 25                                             Page 1 of 28

                        LIBERTY FINANCIAL COMPANIES, INC.
          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED JUNE 30, 1997


                                TABLE OF CONTENTS


Part I.    FINANCIAL INFORMATION                                       Page


Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 1997 and
              December 31, 1996

           Consolidated Income Statements for the Three Months and
              Six Months Ended June 30, 1997 and 1996

           Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1997 and 1996

           Consolidated Statement of Stockholders' Equity for the
              Six Months Ended June 30, 1997

           Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Results of
              Operations and Financial Condition


Part II.   OTHER INFORMATION

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                        LIBERTY FINANCIAL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)
                                                June 30       December 31
                                                 1997            1996
                                              -----------     -----------
                                               Unaudited
                                     ASSETS
Assets:
   Investments                                  $12,032.6       $11,537.9
   Cash and cash equivalents                      1,309.6           875.8
   Accrued investment income                        163.0           146.8
   Deferred policy acquisition costs                253.3           250.4
   Value of insurance in force                       65.7            70.8
   Deferred distribution costs                      109.8           114.4
   Intangible assets                                201.6           205.4
   Other assets                                     122.7           134.7
   Separate account assets                        1,171.1         1,091.5
                                                ---------       ---------
                                                $15,429.4       $14,427.7
                                                =========       =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policyholder balances                        $11,942.0       $11,637.5
   Notes payable to affiliates                      229.0           229.0
   Payable for investments purchased and
      loaned                                        738.5           211.2
   Other liabilities                                269.3           267.1
   Separate account liabilities                   1,117.6         1,017.7
                                                ---------       ---------
      Total liabilities                          14,296.4        13,362.5
                                                ---------       ---------


Series A redeemable convertible preferred
 stock, par value $.01; authorized, issued and
 outstanding 327,006 shares in 1997 and
 327,340 shares in 1996                              14.2            13.8
                                                ---------       ---------

Stockholders' Equity:
   Common stock, par value $.01; authorized
    100,000,000 shares, issued and outstanding
    29,118,449 shares in 1997 and 28,705,015
    shares in 1996                                    0.3             0.3
   Additional paid-in capital                       847.6           835.3
   Net unrealized investment gains                   76.6            74.4
   Retained earnings                                196.9           141.4
   Unearned compensation                             (2.6)            0.0
                                                ---------       ---------
      Total stockholders' equity                  1,118.8         1,051.4
                                                ---------       ---------
                                                $15,429.4       $14,427.7
                                                =========       =========




                             See accompanying notes.

                        LIBERTY FINANCIAL COMPANIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                 (in millions, except share and per share data)
                                    Unaudited
                                      Three Months Ended      Six Months Ended
                                           June 30                 June 30
                                      ------------------      ----------------
                                       1997       1996        1997         1996
                                       ----       ----        ----         ----

Investment income                $    212.2 $     189.8 $     420.2  $    379.0
Interest credited to
 policyholders                       (147.2)     (136.2)     (294.5)     (274.3)
                                 ---------- ----------- -----------  ----------
Investment spread                      65.0        53.6       125.7       104.7
                                 ---------- ----------- -----------  ----------
Net realized investment gains
 (losses)                               3.1        (1.7)       16.0         2.1
                                 ---------- ----------- -----------  ----------
Fee income:
  Investment advisory and
   administrative fees                 52.6        48.8       105.7        95.2
  Distribution and service fees        11.9        11.1        24.0        21.7
  Transfer agency fees                 11.5        10.8        23.3        21.2
  Surrender charges and net
   commissions                          9.0         9.4        17.5        17.1
  Separate account fees                 4.1         3.6         8.0         7.1
                                 ---------- ----------- -----------  ----------
Total fee income                       89.1        83.7       178.5       162.3
                                 ---------- ----------- -----------  ----------
Expenses:
  Operating expenses                  (75.6)      (67.8)     (151.4)     (133.7)
  Amortization of deferred policy
   acquisition costs                  (19.4)      (14.9)      (35.7)      (29.0)
  Amortization of deferred
   distribution costs                  (8.7)       (7.4)      (16.9)      (14.2)
  Amortization of value of
    insurance in force                 (1.9)       (1.9)       (5.1)       (3.6)
  Amortization of intangible assets    (3.3)       (4.6)       (6.5)       (8.3)
  Interest expense, net                (4.4)       (5.0)       (8.9)      (10.0)
                                 ---------- ----------- -----------  ----------
Total expenses                       (113.3)     (101.6)     (224.5)     (198.8)
                                 ---------- ----------- -----------  ----------
Pretax income                          43.9        34.0        95.7        70.3
Income tax expense                    (13.9)      (10.9)      (30.7)      (23.4)
                                 ---------- ----------- -----------  ----------
Net income                       $     30.0 $      23.1 $      65.0  $     46.9
                                 ========== =========== ===========  ==========

Net income per share             $     0.97 $      0.77 $      2.11  $     1.58
                                 ========== =========== ===========  ==========

Common stock and common stock
  equivalents                    30,630,884  29,611,394  30,564,803  29,436,900
                                 ==========  ==========  ==========  ==========


                             See accompanying notes.

                        LIBERTY FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                    Unaudited

                                                            Six Months Ended
                                                                June 30
                                                            ----------------
                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
Net income                                              $   65.0    $   46.9
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                             35.9        32.0
  Interest credited to policyholders                       294.5       274.3
  Net realized investment gains                            (16.0)       (2.1)
  Net amortization on investments                           16.3         2.2
  Change in deferred policy acquisition costs               (5.2)       (9.8)
  Net change in other assets and liabilities, net of
   effect of acquisitions                                   (9.1)      (53.5)
                                                        --------    --------
    Net cash provided by operating activities              381.4       290.0
                                                        --------    --------
Cash flows from investing activities:
 Investments purchased available for sale               (2,225.3)   (1,315.9)
 Investments sold available for sale                       975.7       478.7
 Investments matured available for sale                    969.7       680.0
 Change in policy loans, net                               (13.8)      (13.5)
 Change in mortgage loans, net                               3.4         4.0
 Acquisitions, net of cash acquired                          0.0        (7.1)
                                                        --------    --------
   Net cash used in investing activities                 (290.3)      (173.8)
                                                       --------     --------
Cash flows from financing activities:
 Withdrawals from policyholder accounts                   (631.8)     (548.2)
 Deposits to policyholder accounts                         507.6       572.1
 Securities lending                                        478.8        90.1
 Change in revolving credit facility                       (12.5)        0.0
 Exercise of stock options                                   2.7         1.2
 Dividends paid                                             (2.1)       (1.9)
                                                        --------    --------
    Net cash provided by financing activities              342.7       113.3
                                                        --------    --------
Increase in cash and cash equivalents                      433.8       229.5
Cash and cash equivalents at beginning of period           875.8       875.3
                                                        --------    --------
Cash and cash equivalents at end of period              $1,309.6    $1,104.8
                                                        ========    ========










                             See accompanying notes.

                        LIBERTY FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (in millions)
                                    Unaudited

                                      Net
                        Additional Unrealized                         Total
                Common   Paid-In   Investment Retained   Unearned  Stockholders'
                Stock    Capital     Gains    Earnings     Comp.      Equity
                -------  ---------  --------  --------  ----------  -----------
Balance,
 December
 31, 1996         $0.3     $835.3     $74.4    $141.4      $  0.0     $1,051.4
Proceeds from
 exercise of
 stock options     0.0        2.7       0.0       0.0         0.0          2.7
Unearned
 compensation      0.0        2.6       0.0       0.0        (2.6)         0.0
Accretion to
 face value of
 preferred stock   0.0        0.0       0.0      (0.4)        0.0         (0.4)
Common stock
 dividends         0.0        7.0       0.0      (8.6)        0.0         (1.6)
Preferred
 stock dividends   0.0        0.0       0.0      (0.5)        0.0         (0.5)
Change in net
 unrealized
 investment gains  0.0        0.0       2.2       0.0         0.0          2.2
Net income         0.0        0.0       0.0      65.0         0.0         65.0
                  ----     ------     -----    ------       -----     --------
Balance,
 June 30, 1997    $0.3     $847.6     $76.6    $196.9       $(2.6)    $1,118.8
                  ====     ======     =====    ======       =====     ========













                             See accompanying notes.

                        LIBERTY FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1.  General

       The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1996 Annual Report to Stockholders. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts in the accompanying unaudited consolidated income statements have been reclassified to conform to the current period presentation.

2.  Industry Segment Information

      The Company is an asset accumulation and management company which operates in two industry segments: retirement-oriented insurance (principally annuities) and asset management. The annuity insurance business is conducted at Keyport Life Insurance Company ("Keyport"). Keyport generates investment spread income from the investment portfolio which supports policyholder balances associated with its fixed and indexed annuity business and its closed block of single premium whole life insurance. The annuity insurance business also derives fee income from the administration of fixed, indexed and variable annuity contracts. The asset management business is conducted principally at The Colonial Group, Inc. ("Colonial"), an investment advisor, distributor and transfer agent to mutual funds, Stein Roe & Farnham Incorporated ("Stein Roe"), a diversified investment advisor, Newport Pacific Management, Inc. ("Newport"), an investment advisor to mutual funds and institutional accounts specializing in Asian equity markets, and Liberty Asset Management Company ("LAMCO"), an investment advisor to mutual funds. The asset management business derives fee income from investment products and services.

      Approximately 65% of the Company's income before interest expense, amortization of intangible assets, net realized gains or losses and income taxes for the six months ended June 30, 1997 was attributable to the Company's annuity insurance business, with the remaining 35% attributable to the Company's asset management activities. This compares to approximately 60% and 40%, respectively, during the year earlier period.

3.  Investments

       Investments, all of which pertain to the Company's annuity insurance operations, were comprised of the following (in millions):

                                June 30     December 31
                                 1997           1996
                              -----------   -----------

Fixed maturities               $11,051.4     $10,718.6
Mortgage loans                      63.6          67.0
Policy loans                       546.6         532.8
Other invested assets              330.1         183.6
Equity securities                   40.9          35.9
                               ---------     ---------
    Total                      $12,032.6     $11,537.9
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

4.  Other Financial Instruments

       As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements ("swap agreements") and interest rate cap agreements ("cap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest rates credited to policyholders. The Company had 43 outstanding swap agreements with an aggregate notional principal amount of $2.4 billion and 39 outstanding swap agreements with an aggregate notional principal amount of $2.3 billion, as of June 30, 1997 and December 31, 1996, respectively.

       Cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $450.0 million as of June 30, 1997 and December 31, 1996.

       With respect to the Company's equity-indexed annuity, the Company buys call options on the Standard & Poor's 500 Composite Stock Index ("S&P 500 Index") to hedge its obligation to provide returns based upon this index. The Company had call options with a book value of $241.3 million and $109.6 million as of June 30, 1997 and December 31, 1996, respectively.

       Hedge accounting is applied after the Company determines that the items to be hedged expose it to interest rate or price risk, designates the instruments as hedges, and assesses whether the instruments reduce the indicated risks through the measurement of changes in the value of the instruments and the items being hedged at both inception and throughout the hedge period. From time to time, interest rate swap agreements, cap agreements, and call options are terminated. If the terminated position was accounted for as a hedge, realized gains or losses are deferred and amortized over the remaining lives of the hedged assets or liabilities. Conversely, if the terminated position was not accounted for as a hedge, or the assets and liabilities that were hedged no longer exist, the position is "marked to market," and realized gains or losses are immediately recognized in income.

       The net differential to be paid or received on interest rate swap agreements is recognized as a component of net investment income. Premiums paid for interest rate cap agreements are deferred and amortized to net investment income on a straight-line basis over the terms of the agreements. The unamortized premium is included in other invested assets. Amounts earned on interest rate cap agreements are recorded as an adjustment to net investment income. Interest rate swap agreements and cap agreements hedging investments designated as available for sale are adjusted to fair value with the resulting unrealized gains and losses included in stockholders' equity.

       Premiums paid on call options are amortized to net investment income over the terms of the contracts. The call options are included in other invested assets and are carried at amortized cost plus intrinsic value, if any, of the call options as of the valuation date. Changes in intrinsic value of the call options are recorded as an adjustment to interest credited to policyholders.

       There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap, and call option agreements is the risk associated with counterparty nonperformance. The Company believes that the counterparties to its swap, cap, and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal.

5.  Unearned Compensation

       Under the Company's 1995 Stock Incentive Plan, certain key employees were granted a total of 61,000 restricted shares of Common Stock on May 14, 1997. Holders of restricted stock have all the rights of other shareholders, subject to certain restrictions and forfeiture provisions. Restrictions on the shares expire no more than six years after the date of award, or earlier if certain stock price targets are met.

       Unearned compensation of $2.6 million was recorded at the date of award based on the market value of the shares. Unearned compensation, which is shown as a separate component of stockholders' equity, is being amortized to expense over a period of four years.

6.  Net Income Per Share

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

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted for periods ending after December 15, 1997. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $1.03 and $0.81 for the second quarters of 1997 and 1996, respectively. For the first six months of 1997 and 1996, basic earnings per share would have been $2.23 and $1.66, respectively. The calculation of diluted earnings per share under SFAS 128 for each of these periods would not materially differ from the calculation of fully diluted earnings per share.

7.  Recent Accounting Proposal

      In June 1996, FASB issued an exposure draft of an accounting standard entitled "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities." This exposure draft, if adopted in the form in which it was issued, would require companies to report derivatives on the balance sheet at fair value with changes in fair value recorded in income or equity. The exposure draft also would change the accounting for derivatives used in hedging strategies from traditional deferral accounting to a current recognition approach which could impact a company's income statement and balance sheet and expand the definition of a derivative instrument. Management expects that this accounting standard, in whatever form, will not be effective until 1999. FASB's Rules of Procedure require that, prior to approving a new accounting standard, extensive "due process" be followed. FASB requests written comments from interested parties on an exposure draft and also may hold public hearings. This exposure draft has drawn criticism primarily because the required accounting treatment would not match the perceived economic effect of such hedging strategies. As a result of, among other things, the concerns and criticisms in comment letters and at public hearings held on this exposure draft, the Company is unable to predict the form that the final accounting standard, if adopted, may take and believes it would be inappropriate to speculate on the effects of any such adoption at this time.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

   Net Income was $30.0 million or $0.97 per share for the quarter ended June 30, 1997 compared to $23.1 million or $0.77 per share for the quarter ended June 30, 1996. For the first six months of 1997, net income was $65.0 million or $2.11 per share compared to $46.9 million or $1.58 per share for the first six months of 1996. These increases resulted from higher investment spread and higher fee income. In addition, the six month 1997 period included higher net realized investment gains. The quarter ended June 30, 1997 included net realized investment gains of $3.1 million compared to net realized investment losses of $1.7 million for the quarter ended June 30, 1996. Partially offsetting these items were increased operating expenses, amortization expense related to deferred policy acquisition costs and deferred distribution costs, and income tax expense.

   Pretax Income was $43.9 million for the quarter ended June 30, 1997 compared to $34.0 million for the quarter ended June 30, 1996. For the first six months of 1997, pretax income was $95.7 million compared to $70.3 million for the first six months of 1996. These increases resulted from higher investment spread, higher fee income, and higher net realized investment gains. Partially offsetting these increases were the higher operating and amortization expenses referred to above.

   Investment Spread is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $65.0 million for the quarter ended June 30, 1997 compared to $53.6 million for the quarter ended June 30, 1996. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage for the quarter ended June 30, 1997 was 1.98% compared to 1.90% for the quarter ended June 30, 1996. For the first six months of 1997, investment spread was $125.7 million compared to $104.7 million for the first six months of 1996. The investment spread percentage was 1.95% for the first six months of 1997 compared to 1.86% for the first six months of 1996.

   Investment income was $212.2 million for the quarter ended June 30, 1997 compared to $189.8 million for the quarter ended June 30, 1996. The increase of $22.4 million in 1997 compared to 1996 primarily relates to a $28.0 million increase as a result of the higher level of invested assets, partially offset by a $5.6 million decrease resulting from a lower average investment yield. The average investment yield was 6.97% for the quarter ended June 30, 1997 compared to 7.19% for the quarter ended June 30, 1996. For the first six months of 1997, investment income was $420.2 million compared to $379.0 million for the first six months of 1996. The increase of $41.2 million in 1997 compared to 1996 primarily relates to a $55.5 million increase as a result of the higher level of average invested assets, partially offset by a $14.3 million decrease resulting from a lower average investment yield. The average investment yield was 6.96% for the first six months of 1997 compared to 7.23% for the first six months of 1996.

   Interest credited to policyholders totaled $147.2 million for the quarter ended June 30, 1997 compared to $136.2 million for the quarter ended June 30, 1996. The increase of $11.0 million in 1997 compared to 1996 primarily relates to an $18.8 million increase as a result of a higher level of average policyholder balances, partially offset by a $7.8 million decrease resulting from a lower average interest credited rate. Policyholder balances averaged $11.8 billion for the quarter ended June 30, 1997 compared to $10.3 billion for the quarter ended June 30, 1996. The average interest credited rate was 4.99% for the quarter ended June 30, 1997 compared to 5.29% for the quarter ended June 30, 1996. For the first six months of 1997, interest credited was $294.5 million compared to $274.3 million for the first six months of 1996. The increase of $20.2 million in 1997 compared to 1996 primarily relates to a $38.4 million increase as a result of a higher level of average policyholder balances, partially offset by an $18.2 million decrease resulting from a lower average interest credited rate. Policyholder balances averaged $11.7 billion for the first six months of 1997 compared to $10.2 billion for the first six months of 1996. The average interest credited rate was 5.01% for the first six months of 1997 compared to 5.37% for the first six months of 1996.

   Average Investments (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.2 billion for the quarter ended June 30, 1997 compared to $10.6 billion for the quarter ended June 30, 1996. For the first six months of 1997, such average investments were $12.1 billion compared to $10.5 billion for the first six months of 1996. These increases primarily relate to a 100 percent coinsurance agreement with respect to a $954.0 million block of single premium deferred fixed annuities ("SPDAs") entered into with Fidelity & Guaranty Life Insurance Company ("F&G Life") during the third quarter of 1996 and the investment of portfolio earnings for the twelve months ended June 30, 1997 of $0.8 billion. Under the F&G Life transaction, the investment risk of the policies was transferred to Keyport, while F&G Life continues to administer the policies.

   Net Realized Investment Gains were $3.1 million for the quarter ended June 30, 1997 compared to net realized investment losses of $1.7 million for the quarter ended June 30, 1996. For the first six months of 1997, net realized investment gains were $16.0 million compared to $2.1 million for the first six months of 1996. Sales of fixed maturity investments generally are made to maximize total return. The net realized investment gains in 1997 included gains on the sales of fixed maturity investments of $8.1 million and gains on redemption of seed money investments in separate account mutual funds sponsored by the Company of $7.4 million. In addition, there were $0.5 million in gains related to sales of general corporate securities in the Company's asset management operations. The net realized investment gains in 1996 were attributable to sales of fixed maturity investments.

   Investment Advisory and Administrative Fees are based on the market value of assets managed for mutual funds, wealth management and institutional investors. Investment advisory and administrative fees were $52.6 million for the quarter ended June 30, 1997 compared to $48.8 million for the quarter ended June 30, 1996. For the first six months of 1997, investment advisory and administrative fees were $105.7 million compared to $95.2 million for the first six months of 1996. The increase in 1997 compared to 1996 primarily reflects a higher level of average fee-based assets under management.

   Average fee-based assets under management were $36.1 billion for the quarter ended June 30, 1997 compared to $33.4 billion for the quarter ended June 30, 1996. For the first six months of 1997, average fee-based assets were $36.1 billion compared to $33.0 billion for the first six months of 1996. These increases during 1997 compared to 1996 resulted primarily from market appreciation of $3.3 billion and net sales of $0.3 billion for the twelve months ended June 30, 1997. Investment advisory and administrative fees were 0.58% of average fee-based assets under management for the quarters ended June 30, 1997 and 1996. For the first six months of 1997 and 1996, such amounts were 0.59% and 0.58%, respectively. This increase in the effective fee rate in 1997 was primarily due to the increased proportion of assets under management in funds with relatively higher fees.

   The amount of fee-based assets under management is affected by product sales and redemptions and by changes in the market values of such assets under management. Fee-based assets under management and changes in such assets are set forth in the tables below (in billions).

Fee-Based Assets Under Management
                                                  As of June 30
                                                  -------------
                                                1997        1996
                                                ----        ----
Mutual Funds:
  Intermediary-distributed                      $16.3      $15.6
  Direct-marketed                                 6.9        6.1
  Closed-end                                      2.1        1.9
  Variable annuity                                1.2        1.0
                                                -----      -----
                                                 26.5       24.6
Wealth Management                                 6.0        4.7
Institutional                                     5.0        4.6
                                                -----      -----
Total Fee-Based Assets Under Management*        $37.5      $33.9
                                                =====      =====

--------------
*  As of June 30, 1997 and 1996, Keyport's insurance assets of $12.5 billion and
   $10.8  billion,  respectively,  bring total assets under  management to $50.0 billion and $44.7 billion, respectively.

Changes in Fee-Based Assets Under Management
                                               Three Months       Six Months
                                               Ended June 30     Ended June 30
                                               -------------     -------------

                                               1997     1996     1997     1996
                                               ----     ----     ----     ----
Fee-based assets under management - beginning  $34.8    $32.7    $35.9    $31.9
Sales and reinvestments                          1.4      2.0      3.3      3.9
Redemptions and withdrawals                     (1.4)    (1.4)    (3.5)    (2.7)
Acquisitions                                     0.0      0.3      0.0      0.4
Market appreciation                              2.7      0.3      1.8      0.4
                                               -----    -----    -----    -----
Fee-based assets under management - ending     $37.5    $33.9    $37.5    $33.9
                                               =====    =====    =====    =====

   Distribution and Service Fees are based on the market value of the Company's intermediary-distributed mutual funds. Distribution fees of 0.75% are earned on the average assets attributable to such funds sold with contingent deferred sales charges, and service fees of 0.25% (net of amounts passed on to selling brokers) are earned on the total of such average mutual fund assets. These fees totaled $11.9 million for the quarter ended June 30, 1997 compared to $11.1 million for the quarter ended June 30, 1996. For the first six months of 1997, distribution and service fees were $24.0 million compared to $21.7 million for the first six months of 1996. These increases in 1997 compared to 1996 were primarily attributable to the higher asset levels of mutual funds with contingent deferred sales charges. As a percentage of the corresponding weighted average assets, distribution and service fees approximated 0.70% and 0.69% for the quarters ended June 30, 1997 and 1996, respectively. For the first six months of 1997 and 1996, such percentages were 0.70% and 0.69%, respectively.

    Transfer Agency Fees are based on the market value of assets managed in the Company's intermediary-distributed and direct-marketed mutual funds. Such fees were $11.5 million on average assets of $23.5 billion for the quarter ended June 30, 1997 and $10.8 million on average assets of $22.4 billion for the quarter ended June 30, 1996. For the first six months of 1997, transfer agency fees were $23.3 million on average assets of $23.7 billion and $21.2 million on average assets of $22.1 billion for the first six months of 1996. These increases in 1997 compared to 1996 were primarily due to higher average assets in direct-marketed mutual funds. As a percentage of average mutual fund assets under management, transfer agency fees were approximately 0.20% and 0.19% for the quarters ended June 30, 1997 and 1996, respectively. For the first six months of 1997 and 1996, such percentages were 0.20% and 0.19%, respectively.

   Surrender Charges and Net Commissions are revenues earned on: a) the early withdrawal of fixed, indexed and variable annuity policyholder balances, and redemptions of the broker-distributed mutual funds which were sold with contingent deferred sales charges; b) the distribution of the Company's broker-distributed mutual funds (net of the substantial portion of such commissions that is passed on to the selling brokers); and c) the sales of non-proprietary products in the Company's bank marketing businesses (net of such commissions that are paid to the Company's client banks and brokers). Total surrender charges and net commissions were $9.0 million for the quarter ended June 30, 1997 compared to $9.4 million for the quarter ended June 30, 1996. For the first six months of 1997, total surrender charges and net commissions were $17.5 million compared to $17.1 million for the first six months of 1996.

   Surrender charges on fixed, indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed during the first six years. Such charges totaled $5.3 million for the quarter ended June 30, 1997 and $5.0 million for the quarter ended June 30, 1996. For the first six months of 1997, surrender charges were $10.1 million compared to $9.9 million for the first six months of 1996. Total fixed, indexed and variable annuity withdrawals represented 10.9% and 10.8% of the total average annuity policyholder and separate account balances for the quarters ended June 30, 1997 and 1996, respectively. For the first six months of 1997 and 1996, the corresponding percentages were 11.0% and 10.3%, respectively. The percentage increases in the three month and six month 1997 periods were primarily attributable to surrenders of annuities acquired in the F&G Life transaction; excluding these surrenders, the withdrawal percentages in 1997 were 9.9% and 9.7%, respectively.

   Net commissions were $3.7 million for the quarter ended June 30, 1997 compared to $4.4 million for the quarter ended June 30, 1996. The decrease of $0.7 million in 1997 compared to 1996 resulted largely from a $0.4 million decrease related to lower sales of Colonial A-Shares. For the first six months of 1997, net commissions were $7.4 million compared to $7.2 million for the first six months of 1996. The increase of $0.2 million in 1997 compared to 1996 resulted largely from higher net commissions for the Company's bank marketing businesses of $1.3 million primarily attributable to the acquisition of Independent Holdings, Inc. ("Independent") in March 1996 offset by a $0.9 million decrease related to lower sales of Colonial A-Shares.

   Separate Account Fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets supporting the contracts in separate accounts, were $4.1 million for the quarter ended June 30, 1997 compared to $3.6 million for the quarter ended June 30, 1996. Such fees represented 1.50% and 1.52%, respectively, of average variable annuity and variable life separate account balances. For the first six months of 1997, separate account fees were $8.0 million compared to $7.1 million for the first six months of 1996. Such fees represented 1.52% of average variable annuity and variable life separate account balances in both 1997 and 1996.

   Operating Expenses primarily represent compensation, marketing, and other general and administrative expenses. These expenses were $75.6 million for the quarter ended June 30, 1997 compared to $67.8 million for the quarter ended June 30, 1996. The increase in 1997 compared to 1996 was primarily due to increases in compensation of $5.2 million and in marketing expenses of $1.4 million relating to mutual fund sales. Operating expenses expressed as a percent of average total assets under management were 0.63% for the quarter ended June 30, 1997 compared to 0.62% for the quarter ended June 30, 1996. For the first six months of 1997, operating expenses were $151.4 million compared to $133.7 million for the first six months of 1996. The increase in 1997 compared to 1996 was primarily due to increases in compensation of $11.5 million, in marketing expenses of $2.0 million relating to mutual fund sales and to the acquisition of Independent which increased operating expenses by $1.7 million, partially offset by a first quarter 1996 $1.9 million restructuring charge related to the consolidation of the Company's bank marketing operations. Operating expenses expressed as a percent of average total assets under management were 0.63% for the first six months of 1997 and 0.62% for the first six months of 1996.

   Amortization of Deferred Policy Acquisition Costs relates to the costs of acquiring new business which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $19.4 million for the quarter ended June 30, 1997 compared to $14.9 million for the quarter ended June 30, 1996. For the first six months of 1997, amortization of deferred policy acquisitions was $35.7 million compared to $29.0 million for the first six months of 1996. The increase in amortization in 1997 compared to 1996 was primarily related to the increase in investment spread from the growth of business in force associated with fixed, indexed and variable annuity products. Amortization expense represented 29.9% and 27.7% of investment spread for the quarters ended June 30, 1997 and 1996, respectively. For the first six months of 1997 and 1996, the corresponding percentages were 28.4% and 27.7%, respectively.

   Amortization of Deferred Distribution Costs relates to the deferred sales commissions acquired in connection with the Colonial acquisition in the first quarter of 1995 and the distribution of mutual fund shares sold with contingent deferred sales charges. Amortization was $8.7 million for the quarter ended June 30, 1997 compared to $7.4 million for the quarter ended June 30, 1996. For the first six months of 1997, amortization of deferred distribution costs was $16.9 million compared to $14.2 million for the first six months of 1996. The increases in 1997 were primarily attributable to the continuing sales of such fund shares during 1997 and 1996.

   Amortization of Value of Insurance in Force relates to the actuarially-determined present value of projected future gross profits from policies in force at the date of acquisition. Amortization totaled $1.9 million for each of the quarters ended June 30, 1997 and 1996. The quarter ended June 30, 1997 included increased amortization of $1.5 million related to the F&G Life transaction offset by decreased amortization related to a change in mortality assumptions. For the first six months of 1997, amortization of value of insurance in force totaled $5.1 million compared to $3.6 million for the first six months of 1996. The first six months of 1997 included increased amortization of $3.0 million related to the F&G Life transaction partially offset by decreased amortization related to a change in mortality assumptions.

   Amortization of Intangible Assets relates to goodwill and certain identifiable intangible assets arising from business combinations accounted for as purchases. Amortization was $3.3 million for the quarter ended June 30, 1997 compared to $4.6 million for the quarter ended June 30, 1996. For the first six months of 1997, amortization of intangible assets was $6.5 million compared to $8.3 million for the first six months of 1996. The decrease in 1997 was primarily attributable to certain assets becoming fully amortized in the third quarter of 1996.

   Interest Expense, Net was $4.4 million for the quarter ended June 30, 1997 compared to $5.0 million for the quarter ended June 30, 1996. For the first six months of 1997, interest expense was $8.9 million compared to $10.0 million for the first six months of 1996. The decrease in 1997 was principally due to higher interest income which is netted against interest expense.

   Income Tax Expense was $13.9 million or 31.7% of pretax income for the quarter ended June 30, 1997 compared to $10.9 million or 32.3% of pretax income for the quarter ended June 30, 1996. For the first six months of 1997, income tax expense was $30.7 million or 32.1% of pretax income compared to $23.4 million, or 33.3% of pretax income for the first six months of 1996.
Substantially all the federal income tax expense related to the Company's annuity insurance business.

Financial Condition

   Stockholders' Equity as of June 30, 1997 was $1.119 billion compared to $1.051 billion as of December 31, 1996. Net income for the first six months of 1997 was $65.0 million, and cash dividends on the Company's preferred and common stock totaled $2.1 million. Common stock totaling $2.7 million was issued in connection with the exercise of stock options. An increase in net unrealized investment gains, net of adjustments to deferred policy acquisition costs and value of insurance in force, during the six month period increased stockholders' equity by $2.2 million.

   Book Value Per Share amounted to $38.42 at June 30, 1997 compared to $36.63 at December 31, 1996. Excluding net unrealized gains on investments, book value per share amounted to $35.79 at June 30, 1997 and $34.04 at December 31, 1996. As of June 30, 1997, there were 29.1 million common shares outstanding compared to 28.7 million shares as of December 31, 1996.

   Investments not including cash and cash equivalents, totaled $12.0 billion at June 30, 1997 compared to $11.5 billion at December 31, 1996. The increase primarily reflects general account investment earnings.

   The Company manages the substantial majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire fixed maturities investments as "available for sale" and accordingly carries such investments at fair value. The Company's total investments at June 30, 1997 and December 31, 1996 reflected net unrealized gains of $231.3 million and $229.8 million, respectively, relating to its fixed maturity and equity portfolios.

   Approximately $10.7 billion, or 97.1%, of the fixed maturities investments at June 30, 1997, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners. At June 30, 1997, the carrying value of investments in below investment grade securities totaled $1.0 billion, or 7.7% of total investments (including certain cash and cash equivalents) of $13.2 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

Management of the Company's Investments

   Asset-liability duration management is utilized by the Company to minimize the risks of interest rate fluctuations and policyholder withdrawals. The Company believes that its fixed and indexed policyholder balances should be backed by investments, principally comprised of fixed maturities, that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rates, the slope of the yield curve and the excess at which fixed maturities are priced over the yield curve. Its portfolio strategy is designed to achieve acceptable risk-adjusted returns by effectively managing portfolio liquidity and credit quality.

   The Company conducts its investment operations to closely match the duration of the assets in its investment portfolio and its policyholder balances. The Company seeks to achieve an acceptable spread between what it earns on its assets and interest credited on its policyholder balances by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges to encourage persistency and make the cost of its policyholder balances more predictable. Approximately 85.9% of the Company's fixed annuity policyholder balances were subject to surrender charges at June 30, 1997.

   As part of its asset-liability management discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view toward maintaining a desired investment spread between the yield on portfolio assets and the interest credited on policyholder balances under a variety of possible future interest rate scenarios. At June 30, 1997, the effective duration of the Company's fixed maturities investments (including certain cash and cash equivalents) was approximately 2.8 years.

    As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements and interest rate cap agreements to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g. fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest earned on longer-term fixed rate assets with interest credited to policyholders. The Company had 43 outstanding swap agreements with an aggregate notional principal amount of $2.4 billion and 39 outstanding swap agreements with an aggregate notional principal amount of $2.3 billion, as of June 30, 1997 and December 31, 1996, respectively.

    Cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $450.0 million as of June 30, 1997 and December 31, 1996.

    With respect to the Company's equity-indexed annuity, the Company buys call options on the S&P 500 Index to hedge its obligation to provide returns based upon this index. The Company had call options with a book value of $241.3 million and $109.6 million as of June 30, 1997 and December 31, 1996, respectively.

   There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap, and call option agreements is counterparty nonperformance. The Company believes that the counterparties to its swap, cap, and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. In addition, swap agreements have interest rate risk and call options have stock market risk. However, the swap agreements hedge fixed-rate assets; the Company expects that any interest rate movements that adversely affect the market value of swap agreements would be offset by changes in the market values of such fixed rate assets. Similarly, the call options hedge the Company's obligations to provide returns on equity-indexed annuities based upon the S&P 500 Index, and the Company believes that any stock market movements that adversely affect the market value of S&P 500 Index call options would be substantially offset by a reduction in policyholder liabilities.
However, there can be no assurance that these hedges will be effective in offsetting the potentially adverse effects of changes in S&P 500 Index levels. Keyport's profitability could be adversely affected if the value of its S&P 500 Index call options increase less than (or decrease more than) the value of the guarantees made to equity-indexed policyholders.

   The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine whether declines in value may be other than temporary. There were no non-income producing investments in the Company's fixed maturity portfolio at June 30, 1997 or December 31, 1996. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports, and other externally generated information concerning the borrower's affairs. In the case of publicly traded fixed maturities investments, management also considers market value quotations if available.

Liquidity

   The Company is a holding company whose liquidity needs include the following:
(i) operating expenses; (ii) debt service; (iii) dividends on the preferred stock and Common Stock; (iv) acquisitions; and (v) working capital where needed to its operating subsidiaries. The Company's principal sources of cash are dividends from its operating subsidiaries, and, in the case of funding for acquisitions and certain long-term capital needs of its subsidiaries, long-term borrowings (which to date have been from affiliates of Liberty Mutual Insurance Company).

   Current Rhode Island insurance law applicable to Keyport permits the payment of dividends or distributions, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of Keyport's statutory surplus as of the preceding December 31 or (ii) Keyport's statutory net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of June 30, 1997, the amount of dividends that Keyport could pay without such approval was $42.5 million. However, Keyport has not paid any dividends since its acquisition in 1988. The terms of Colonial's existing senior credit facility place certain limitations on Colonial's ability to pay dividends. Under the terms of the facility (as amended in April 1997), Colonial could pay dividends of up to $95.6 million as of June 30, 1997.

   Based upon the historical cash flow of the Company, the Company's current financial condition, the Company's expectation that there will not be a material adverse change in the results of operations of the Company and its subsidiaries during the next twelve months and the assumption that LFC Holdings, Inc. will continue to participate in the Dividend Reinvestment Plan, the Company believes that cash flow provided by operating activities over this period will provide sufficient liquidity for the Company to meet its working capital, capital investment and other operational cash needs, its debt service obligations, its obligations to pay dividends on the Preferred Stock, and its intentions to pay dividends on the Common Stock. The Company anticipates that it would require external sources of liquidity in order to finance material acquisitions where the purchase price is not paid in equity.

   Each of the Company's business segments has its own liquidity needs and financial resources. The Company expects that, based upon their historical cash flow and current prospects, its operating subsidiaries will be able to meet their liquidity needs from internal sources. In the Company's annuity insurance operations, liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from annuity premiums and deposits, net investment income, and from maturities of fixed investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of June 30, 1997, $10.0 billion, or 75.2%, of Keyport's general account investments are considered readily marketable. To the extent that unanticipated surrenders cause Keyport to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurances can be given, Keyport believes that liquidity to fund anticipated withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or investment securities in its short duration portfolio, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market. In the Company's asset management business, liquidity needs and financial resources pertain to the investment management and distribution of mutual funds, wealth management and institutional accounts.

Effects of Inflation

   Inflation has not had a material effect on the Company's consolidated results of operations to date. The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed maturity portfolio increases or decreases in inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline, the Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed maturity investments mature or are sold and the proceeds are reinvested at reduced rates. However, inflation may result in increased operating expenses that may not be readily recoverable in the prices of the services charged by the Company.

Recent Accounting Pronouncement

   In February 1997, FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted for periods ending after December 15, 1997. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $1.03 and $0.81 for the second quarters of 1997 and 1996, respectively. For the first six months of 1997 and 1996, basic earnings per share would have been $2.23 and $1.66, respectively. The calculation of diluted earnings per share under SFAS 128 for each of these periods would not materially differ from the calculation of fully diluted earnings per share.

Item 5.     Other Information

   Set forth below is a description of the Company's business. The following business description is not required in this report, but is included to assist investors and analysts. For a more complete description, see the Company's Registration Statement on Form S-3 (No. 333-29315) including the Company's Prospectus contained therein dated July 17, 1997.

                                    BUSINESS

   Liberty Financial is a leading asset accumulation and management company. The Company is a leader in each of its two core product lines - retirement-oriented insurance products and investment management products. Retirement-oriented insurance products consist substantially of annuities, and investment management products consist of mutual funds, wealth management and institutional asset management. The Company sells its products through multiple distribution channels, including brokerage firms, banks and other depository institutions, financial planners and insurance agents, as well as directly to investors.

   Multiple Asset Accumulation Products. The Company sells a full range of retirement-oriented insurance products, grouped by whether they provide fixed, indexed or variable returns to policyholders. Substantially all of these products currently are annuities that are written by Keyport. Annuities are insurance products which provide a tax-deferred means of accumulating savings for retirement needs, as well as a tax-efficient source of income in the payout period. The Company's principal fixed annuity products are SPDAs, which represented $8.6 billion of policyholder liabilities as of June 30, 1997. In addition to SPDAs, Keyport also sells equity-indexed and variable annuities. Equity-indexed annuities are an innovative product first introduced to the marketplace by the Company when it began selling its KeyIndex(R) product in 1995. An equity-indexed annuity credits interest to the policyholder at a "participation rate" equal to a portion of the change in value of a specified equity index (in the case of KeyIndex, the Standard & Poor's 500 Composite Stock Index).

   The  Company  has four  operating  units  engaged in  investment  management:
Colonial, Stein Roe, Newport and LAMCO, each of which carries strong brand name recognition in the markets it serves. As of June 30, the Company sponsored 67 open-end mutual funds, as well as seven closed-end funds. The open-end funds consist of 36 intermediary-distributed Colonial mutual funds, 20 direct-marketed Stein Roe funds and 11 other funds included among the investment options available under the Company's variable annuities. The closed-end funds consist of five Colonial funds and two LAMCO funds.

   Multiple Distribution Channels. Liberty Financial sells its products through multiple distribution channels. The Company distributes its products through all the major third party intermediary channels, including brokerage firms, banks and other depository institutions, financial planners and insurance agents. To capitalize on the growing importance of banks and other depository institutions as intermediaries for its products, the Company also operates its own distribution unit which sells mutual funds and annuities through such entities. Certain of the Company's products are also sold directly to investors, including its mutual funds sold without a sales load, wealth management and institutional asset management products. The Company believes that it is one of the few asset accumulators with a significant presence in both the intermediary and direct channels.

   Business Strategy. The Company's business strategy has four interrelated elements:

      Diversification. The Company believes that the diversification in its products and distribution channels allows it to accumulate assets in different market cycles, thereby reducing earnings volatility. Within its two core product lines, the Company sells a range of products that serve individuals at different stages of their life and earnings cycle. This mix also is designed to include products that will be in demand under a variety of economic and market conditions. Similarly, the Company reaches customers through a variety of distribution channels. Diversification of distribution channels allows the Company to reach many segments of the marketplace and lessens its dependence on any one source of assets.

      Innovation.  Liberty  Financial  believes  that product  and  distribution innovations are essential in order to grow its asset base and meet the ever changing financial needs of its customers. The Company believes that it has an impressive track record in such innovations. For example, Newport created the first U.S.-based mutual fund to focus exclusively on the "Tiger" countries of Asia. This fund had $1.9 billion of assets under management as of June 30, 1997. The Stein Roe Young Investor Fund was the first mutual fund to be coupled with an educational program to teach young people about investing, while offering parents an excellent device to save for educational and other family needs. The Stein Roe Young Investor(R) Fund had $417.3 million of assets under management and over 100,000 shareholders of record as of June 30, 1997. The Company introduced the first equity-indexed annuity product to the marketplace. At June 30, 1997, the Company's equity-indexed annuity policyholder balance was $1,159.0 million. The Company's equity-indexed annuity sales during the six months ended June 30, 1997 and during 1996 were $242.9 million and $655.2 million, respectively. The Company is also recognized as a leader in electronic commerce on the Internet. For example, in early 1997, the Company introduced a new Web site for Stein Roe funds which incorporates state-of-the-art security and customization features.

      Integration.  Liberty  Financial  actively  promotes  integration  of  its operating units and believes that such efforts will enable it to accumulate additional assets by leveraging distribution capabilities and to reduce expenses by consolidating redundant back office functions. For example, upon the Company's acquisition of Newport in April, 1995, Colonial assumed the marketing, sales, service and administration of Newport's flagship Tiger Fund, which was rebranded under the Colonial name. In conjunction with Colonial's sales efforts, the Colonial Newport Tiger Fund's assets have more than tripled from April, 1995 to June 30, 1997. The availability of the Colonial Newport Tiger Fund has facilitated new intermediary distribution relationships for Colonial, including approximately 6,000 new broker relationships. Stein Roe manages a substantial portion of Keyport's general account assets and together with Colonial and Newport manages certain of the funds underlying Keyport's variable annuity products. Colonial's transfer agency operations perform these functions for the Stein Roe funds. The Company's bank distribution unit was the largest distributor of Keyport's annuities both during the six months ended June 30, 1997 and during 1996, and the second and third largest distributor, respectively, of the Colonial funds during such periods.

      Acquisitions. Where appropriate, the Company seeks acquisitions that provide additional assets, new or complementary investment management capabilities, distribution capabilities or other integration or diversification opportunities in its core product areas. Acquisitions are an integral part of Liberty Financial's business strategy. Stein Roe (acquired in 1986), Keyport (acquired in 1988), Colonial (acquired in
      1995), Newport (acquired in 1995) and major components of the Company's bank distribution unit (including Independent, acquired in 1996) all joined Liberty Financial by acquisition. The Company has also made asset acquisitions, including most recently a coinsurance agreement with respect to a $954.0 million block of SPDAs entered into in August, 1996. Current areas of focus for the Company's acquisition efforts include the following: mutual funds, with particular focus on equities and foreign markets; other new or complementary investment skills; additional distribution capabilities; wealth management firms that can be integrated into Stein Roe and can leverage and expand Stein Roe's franchise in the wealth management market; and blocks of annuity assets that can be purchased or coinsured. While the Company is constantly evaluating acquisition opportunities, as of the date of this filing the Company has not entered into any definitive agreement for a material acquisition.

  The Company's business strategy is based on its belief that its products have attractive growth prospects due to important demographic and economic trends. These trends include the need for the aging baby boom generation to increase savings and investment, lower public confidence in the adequacy of government and employer-provided retirement benefits, longer life expectancies, and rising health care costs. The Company believes that its product mix and distribution strength are well suited to exploit these demographic and economic trends and will help the Company maintain and enhance its position as a leading asset accumulation and management company.

 Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

   11 Statement re Computation of Per Share Earnings
   12 Statement re Computation of Ratios
   27 Financial Data Schedule

(b)    Reports on Form 8-K

   There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

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








Date:   August 13, 1997

                                  Exhibit Index


Exhibit No.     Description                                               Page
-----------     -----------                                               ----

    11          Statement re Computation of Per Share Earnings
    12          Statement re Computation of Ratios
    27          Financial Data Schedule