Form 10-Q
period 1997-09-30
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 1997-11-13
CIK 936372

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997
                                              -------------------

                                      or

[   ]  TRANSITION REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934
        For the transition period from                 to
                                       ---------------     ---------------

                   Commission file number: 1-13654
                                          ---------

                    LIBERTY FINANCIAL COMPANIES, INC.
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

       Massachusetts                                  04-3260640
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


600 Atlantic Avenue, Boston, Massachusetts                         02210-2214
-------------------------------------------------------------------------------
 (Address of principal executive offices)                          (Zip Code)


                                (617) 722-6000
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     There were 29,624,624 shares of the registrant's Common Stock, $.01 par value, and 327,006 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of October 31, 1997.

Exhibit Index - Page 23                                        Page 1 of  26

                      LIBERTY FINANCIAL COMPANIES, INC.
      QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1997


                              TABLE OF CONTENTS


Part I.    FINANCIAL INFORMATION                                       Page
                                                                       ----

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 1997 and
             December 31, 1996

           Consolidated Income Statements for the Three Months and
             Nine Months Ended September 30, 1997 and 1996

           Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1997 and 1996

           Consolidated Statement of Stockholders' Equity for the
             Nine Months Ended September 30, 1997

           Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Results of
             Operations and Financial Condition


Part II.   OTHER INFORMATION

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                      LIBERTY FINANCIAL COMPANIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (in millions)

                                              September 30    December 31
                                                  1997           1996
                                              ------------    ------------
                                               Unaudited
                                    ASSETS
Assets:
   Investments                                  $12,281.7       $11,537.9
   Cash and cash equivalents                      1,263.7           875.8
   Accrued investment income                        162.5           146.8
   Deferred policy acquisition costs                211.7           250.4
   Value of insurance in force                       52.0            70.8
   Deferred distribution costs                      111.0           114.4
   Intangible assets                                201.0           205.4
   Other assets                                     137.2           134.7
   Separate account assets                        1,262.0         1,091.5
                                              ------------    -----------
                                                $15,682.8       $14,427.7
                                              ============    ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policyholder balances                        $12,071.9       $11,637.5
   Notes payable to affiliates                      229.0           229.0
   Payable for investments purchased and
     loaned                                         675.1           211.2
   Other liabilities                                299.0           267.1
   Separate account liabilities                   1,212.5         1,017.7
                                              ------------    ------------
      Total liabilities                          14,487.5        13,362.5
                                              ------------    ------------


Series A redeemable convertible preferred
  stock, par value $.01; authorized, issued
  and outstanding 327,006 shares in 1997
  and 327,340 shares in 1996                         14.4           13.8
                                              ------------    ------------

Stockholders' Equity:
  Common stock, par value $.01; authorized
  100,000,000 shares, issued and outstanding
  29,617,090 shares in 1997 and 28,705,015
  shares in 1996                                      0.3             0.3
Additional paid-in capital                          857.0           835.3
Net unrealized investment gains                     101.1            74.4
Retained earnings                                   224.9           141.4
Unearned compensation                                (2.4)            0.0
                                              ------------    ------------
      Total stockholders' equity                  1,180.9         1,051.4
                                              ------------    ------------
                                                $15,682.8       $14,427.7
                                              ============    ============


                           See accompanying notes.

                      LIBERTY FINANCIAL COMPANIES, INC.
                        CONSOLIDATED INCOME STATEMENTS
                (in millions, except share and per share data)
                                  Unaudited

                                   Three Months Ended       Nine Months Ended
                                      September 30            September 30
                                ----------------------- ----------------------
                                     1997        1996       1997       1996
                                ----------- ----------- ----------- -----------
Investment income                   $212.0      $201.7      $632.2      $580.7
Interest credited to
  policyholders                     (150.9)     (146.0)     (445.4)     (420.3)
                                ----------- ----------- ----------- -----------
Investment spread                     61.1        55.7       186.8       160.4
                                ----------- ----------- ----------- -----------

Net realized investment gains          6.1         0.7        22.1         2.8
                                ----------- ----------- ----------- -----------
Fee income:
 Investment advisory and
   administrative fees                56.1        49.6       161.8       144.8
 Distribution and service fees        12.6        11.3        36.6        33.0
 Transfer agency fees                 12.3        11.4        35.6        32.6
 Surrender charges and net
   commissions                         9.5         8.7        27.0        25.8
 Separate account fees                 4.7         4.9        12.7        12.0
                                ----------- ----------- ----------- -----------
Total fee income                      95.2        85.9       273.7       248.2
                                ----------- ----------- ----------- -----------
Expenses:
 Operating expenses                  (77.8)      (71.5)     (229.2)     (205.2)
 Amortization of deferred
   policy acquisition costs          (18.3)      (15.4)      (54.0)      (44.4)
 Amortization of deferred
   distribution costs                 (8.5)       (7.8)      (25.4)      (22.0)
 Amortization of value of
   insurance in force                 (2.2)       (2.4)       (7.3)       (6.0)
 Amortization of intangible
   assets                             (3.7)       (3.8)      (10.2)      (12.1)
 Interest expense, net                (4.1)       (5.0)      (13.0)      (15.0)
                                ----------- ----------- ----------- -----------
Total expenses                      (114.6)     (105.9)     (339.1)     (304.7)
                                ----------- ----------- ----------- -----------

Pretax income                         47.8        36.4       143.5       106.7
Income tax expense                   (14.9)      (11.7)      (45.6)      (35.1)
                                ----------- ----------- ----------- -----------
Net income                           $32.9       $24.7       $97.9       $71.6
                                =========== =========== =========== ===========

Net income per share                 $1.05       $0.82       $3.17       $2.40
                                =========== =========== =========== ===========

Common stock and common
  stock equivalents             31,019,911  29,708,119  30,678,095  29,527,352
                                =========== =========== =========== ===========



                           See accompanying notes.

                      LIBERTY FINANCIAL COMPANIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in millions)
                                  Unaudited
                                                           Nine Months Ended
                                                              September 30
                                                          ---------------------
                                                            1997       1996
                                                          ---------   ---------
Cash flows from operating activities:
Net income                                                   $97.9       $71.6
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                               54.3        50.4
  Interest credited to policyholders                         445.4       420.3
  Net realized investment gains                              (22.1)       (2.8)
  Net amortization on investments                             22.0        15.6
  Change in deferred policy acquisition costs                (10.3)      (16.4)
  Net change in other assets and liabilities, net of
   effect of acquisitions                                    (15.4)     (102.4)
                                                          ---------   ---------
      Net cash provided by operating activities              571.8       436.3
                                                          ---------   ---------

Cash flows from investing activities:
  Investments purchased available for sale                (3,006.4)   (3,116.5)
  Investments sold available for sale                      1,414.2       760.5
  Investments matured available for sale                   1,230.5       927.4
  Change in policy loans, net                                (15.0)      (23.0)
  Change in mortgage loans, net                                4.6         6.1
  Acquisitions, net of cash acquired                           0.0       (38.4)
                                                          ---------   ---------
          Net cash used in investing activities             (372.1)   (1,483.9)
                                                          ---------   ---------

Cash flows from financing activities:
  Withdrawals from policyholder accounts                    (948.9)     (807.5)
  Deposits to policyholder accounts                          738.4     1,849.7
  Securities lending                                         415.9       194.9
  Change in revolving credit facility                        (20.0)       (4.0)
  Exercise of stock options                                    6.2         1.4
  Dividends paid                                              (3.5)       (2.9)
  Other                                                        0.1         0.0
                                                          ---------   ---------
          Net cash provided by financing activities          188.2     1,231.6
                                                          ---------   ---------
Increase in cash and cash equivalents                        387.9       184.0
Cash and cash equivalents at beginning of period             875.8       875.3
                                                          ---------   ---------
Cash and cash equivalents at end of period                $1,263.7    $1,059.3
                                                          =========   =========


                           See accompanying notes.

                      LIBERTY FINANCIAL COMPANIES, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in millions)
                                  Unaudited
                                      Net
                        Additional Unrealized                        Total
                Common   Paid-In   Investment  Retained  Unearned  Stockholders'
                Stock    Capital    Gains      Earnings    Comp.      Equity
                -------  --------  ----------  --------  ---------  ----------
Balance,
 December
 31, 1996         $0.3    $835.3       $74.4    $141.4       $0.0    $1,051.4
Common stock
 issued in
 Independent
 acquisition       0.0       2.5         0.0       0.0        0.0         2.5
Proceeds from
 exercise of
 stock options     0.0       6.2         0.0       0.0        0.0         6.2
Unearned
 compensation      0.0       2.6         0.0       0.0       (2.4)        0.2
Accretion to
 face value of
 preferred stock   0.0       0.0         0.0      (0.6)       0.0        (0.6)
Common stock
 dividends         0.0      10.3         0.0     (13.1)       0.0        (2.8)
Preferred
 stock dividends   0.0       0.0         0.0      (0.7)       0.0        (0.7)
Change in net
 unrealized
 investment gains  0.0       0.0        26.7       0.0        0.0        26.7
Common stock
 issued to
 401-K plan        0.0       0.1         0.0       0.0        0.0         0.1
Net income         0.0       0.0         0.0      97.9        0.0        97.9
                -------  --------  ----------  --------  ---------  ----------
Balance,
 September
 30, 1997         $0.3    $857.0      $101.1    $224.9      ($2.4)   $1,180.9
                =======  ========  ==========  ========  =========  ==========






                           See accompanying notes.

                      LIBERTY FINANCIAL COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  Unaudited

1.  General

       The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1996 Annual Report to Stockholders. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts in the accompanying unaudited consolidated income statements have been reclassified to conform to the current period presentation.

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

      Approximately 63% of the Company's income before interest expense, amortization of intangible assets, net realized gains or losses and income taxes for the nine months ended September 30, 1997 and 1996 was attributable to the Company's annuity insurance business, with the remaining 37% attributable to the Company's asset management activities.

3.  Investments

       Investments, all of which pertain to the Company's annuity insurance operations, were comprised of the following (in millions):

                               September 30   December 31
                                   1997          1996
                               ------------  ------------
Fixed maturities                 $11,207.3     $10,718.6
Mortgage loans                        62.4          67.0
Policy loans                         547.8         532.8
Other invested assets                421.0         183.6
Equity securities                     43.2          35.9
                               ------------  ------------
    Total                        $12,281.7     $11,537.9
                               ============  ============

      The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and enable appropriate tax planning, the Company classifies its entire fixed maturities investments as "available for sale" which are carried at estimated fair value.

4.  Other Financial Instruments

       As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements ("swap agreements") and interest rate cap agreements ("cap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest rates credited to policyholders. The Company had 45 outstanding swap agreements with an aggregate notional principal amount of $2.6 billion and 39 outstanding swap agreements with an aggregate notional principal amount of $2.3 billion, as of September 30, 1997 and December 31, 1996, respectively.

       Cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $450.0 million as of September 30, 1997 and December 31, 1996.

       With respect to the Company's equity-indexed annuity, the Company buys call options on the Standard & Poor's 500 Composite Stock Index ("S&P 500 Index") to hedge its obligation to provide returns based upon this index. The Company had call options with a book value of $321.5 million and $109.6 million as of September 30, 1997 and December 31, 1996, respectively.

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

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted for periods ending after December 15, 1997. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $1.11 and $0.86 for the third quarters of 1997 and 1996, respectively. For the first nine months of 1997 and 1996, basic earnings per share would have been $3.34 and $2.52, respectively. The calculation of diluted earnings per share under SFAS 128 for each of these periods would not materially differ from the calculation of fully diluted earnings per share.

7.  Recent Accounting Proposal

      In August 1997, the FASB issued a draft of an accounting standard entitled "Accounting for Derivative Instruments and for Hedging Activities." This accounting standard, if adopted in the form in which it was issued, would require companies to report derivatives on the balance sheet at fair value with changes in fair value recorded in income or equity. The accounting standard would change the accounting for derivatives used in hedging strategies from traditional deferral accounting to a current recognition approach which could impact a company's income statement and balance sheet and expand the definition of a derivative instrument. Management expects that this accounting standard, in whatever form, will not be effective until 1999. The Company is evaluating the impact of the proposed accounting standard.

8.  Subsequent Event

      On November 12, 1997, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend payable on December 10, 1997 to stockholders of record on November 26, 1997.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

   Net Income was $32.9 million or $1.05 per share for the quarter ended September 30, 1997 compared to $24.7 million or $0.82 per share for the quarter ended September 30, 1996. For the first nine months of 1997, net income was $97.9 million or $3.17 per share compared to $71.6 million or $2.40 per share for the first nine months of 1996. These increases resulted from higher investment spread, higher net realized investment gains, higher fee income, and lower interest expense, net. Partially offsetting these items were increased operating expenses, amortization expense, and income tax expense.

   Pretax Income was $47.8 million for the quarter ended September 30, 1997 compared to $36.4 million for the quarter ended September 30, 1996. For the first nine months of 1997, pretax income was $143.5 million compared to $106.7 million for the first nine months of 1996. These increases resulted from higher investment spread, higher net realized investment gains, higher fee income, and lower interest expense, net. Partially offsetting these increases were the higher operating and amortization expenses referred to above.

   Investment Spread is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $61.1 million for the quarter ended September 30, 1997 compared to $55.7 million for the quarter ended September 30, 1996. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage for the quarter ended September 30, 1997 was 1.80% compared to 1.85% for the quarter ended September 30, 1996. For the first nine months of 1997, investment spread was $186.8 million compared to $160.4 million for the first nine months of 1996. The investment spread percentage was 1.89% for the first nine months of 1997 compared to 1.85% for the first nine months of 1996.

   Investment income was $212.0 million for the quarter ended September 30, 1997 compared to $201.7 million for the quarter ended September 30, 1996. The increase of $10.3 million in 1997 compared to 1996 primarily relates to a $19.8 million increase as a result of the higher level of invested assets, partially offset by a $9.5 million decrease resulting from a lower average investment yield. The third quarter of 1997 included $13.6 million of S&P 500 Index call option amortization expense compared to $4.3 million for the third quarter of 1996. The average investment yield was 6.82% for the quarter ended September 30, 1997 compared to 7.16% for the quarter ended September 30, 1996. For the first nine months of 1997, investment income was $632.2 million compared to $580.7 million for the first nine months of 1996. The increase of $51.5 million in 1997 compared to 1996 primarily relates to a $73.6 million increase as a result of the higher level of average invested assets, partially offset by a $22.1 million decrease resulting from a lower average investment yield. The first nine months of 1997 included $31.2 million of S&P 500 Index call option amortization expense compared to $7.8 million for the first nine months of 1996. The average investment yield was 6.91% for the first nine months of 1997 compared to 7.18% for the first nine months of 1996.

   Interest credited to policyholders totaled $150.9 million for the quarter ended September 30, 1997 compared to $146.0 million for the quarter ended September 30, 1996. The increase of $4.9 million in 1997 compared to 1996 primarily relates to a $12.9 million increase as a result of a higher level of average policyholder balances, partially offset by an $8.0 million decrease resulting from a lower average interest credited rate. Policyholder balances averaged $12.0 billion (including $10.7 billion of fixed annuities and $1.3 billion of equity-indexed annuities) for the quarter ended September 30, 1997 compared to $11.0 billion (including $10.5 billion of fixed annuities and $0.5 billion of equity-indexed annuities) for the quarter ended September 30, 1996. The average interest credited rate was 5.02% (5.52% on fixed annuities and 0.85% on equity-indexed annuities) for the quarter ended September 30, 1997 compared to 5.31% (5.53% on fixed annuities and 0.85% on equity-indexed annuities) for the quarter ended September 30, 1996. Keyport's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 60% to 95%) of the change in value of the S&P 500 Index. Keyport's equity-indexed annuities also provide a full guarantee of principal plus interest at 0.85% annually. For each of the periods presented the interest credited to equity-indexed policyholders related to the participation rate was offset by investment income recognized on the S&P 500 Index call options resulting in a 0.85% net credited rate. For the first nine months of 1997, interest credited was $445.4 million compared to $420.3 million for the first nine months of 1996. The increase of $25.1 million in 1997 compared to 1996 primarily relates to a $50.0 million increase as a result of a higher level of average policyholder balances, partially offset by a $24.9 million decrease resulting from a lower average interest credited rate. Policyholder balances averaged $11.8 billion (including $10.7 billion of fixed annuities and $1.1 billion of equity-indexed annuities)for the first nine months of 1997 compared to $10.5 billion (including $10.2 billion of fixed annuities and $0.3 billion of equity-indexed annuities) for the first nine months of 1996. The average interest credited rate was 5.02% (5.44% on fixed annuities and 0.85% on equity-indexed annuities) for the first nine months of 1997 compared to 5.33% (5.47% on fixed annuities and 0.85% on equity-indexed annuities) for the first nine months of 1996.

   Average Investments (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.4 billion for the quarter ended September 30, 1997 compared to $11.3 billion for the quarter ended September 30, 1996. For the first nine months of 1997, such average investments were $12.2 billion compared to $10.8 billion for the first nine months of 1996. These increases primarily relate to a 100 percent coinsurance agreement with respect to a $954.0 million block of single premium deferred fixed annuities ("SPDAs") entered into with Fidelity & Guaranty Life Insurance Company ("F&G Life") during the third quarter of 1996 and the investment of portfolio earnings for the twelve months ended September 30, 1997 of $0.8 billion. Under the F&G Life transaction, the investment risk of the policies was transferred to Keyport, while F&G Life continues to administer the policies.

   Net Realized Investment Gains were $6.1 million for the quarter ended September 30, 1997 compared to $0.7 million for the quarter ended September 30, 1996. For the first nine months of 1997, net realized investment gains were $22.1 million compared to $2.8 million for the first nine months of 1996. Sales of fixed maturity investments generally are made to maximize total return. The net realized investment gains in 1997 included gains on the sales of fixed maturity investments of $12.7 million and gains on redemption of seed money investments in separate account mutual funds sponsored by the Company of $7.7 million. In addition, there were $1.7 million in gains related to sales of general corporate securities in the Company's asset management operations. The net realized investment gains in 1996 were primarily attributable to sales of general corporate securities.

   Investment Advisory and Administrative Fees are based on the market value of assets managed for mutual funds, wealth management and institutional investors. Investment advisory and administrative fees were $56.1 million for the quarter ended September 30, 1997 compared to $49.6 million for the quarter ended September 30, 1996. For the first nine months of 1997, investment advisory and administrative fees were $161.8 million compared to $144.8 million for the first nine months of 1996. The increase in 1997 compared to 1996 primarily reflects a higher level of average fee-based assets under management.

   Average fee-based assets under management were $38.4 billion for the quarter ended September 30, 1997 compared to $34.0 billion for the quarter ended September 30, 1996. For the first nine months of 1997, average fee-based assets were $36.9 billion compared to $33.3 billion for the first nine months of 1996. These increases during 1997 compared to 1996 resulted primarily from market appreciation of $3.7 billion and net sales, including reinvested dividends, of $0.4 billion for the twelve months ended September 30, 1997. Investment advisory and administrative fees were 0.58% of average fee-based assets under management for the quarters ended September 30, 1997 and 1996. For the first nine months of 1997 and 1996, such percentages were also 0.58%.

   The amount of fee-based assets under management is affected by product sales and redemptions and by changes in the market values of such assets under management. Fee-based assets under management and changes in such assets are set forth in the tables below (in billions).

Fee-Based Assets Under Management
                                      As of September 30
                                     --------------------
                                       1997        1996
                                     --------    --------
Mutual Funds:
    Intermediary-distributed            $16.6       $15.7
    Direct-marketed                       7.2         6.6
    Closed-end                            2.2         1.9
    Variable annuity                      1.3         1.1
                                     ---------   ---------
                                         27.3        25.3
Wealth Management                         6.4         5.0
Institutional                             5.4         4.7
                                     ---------   ---------
Total Fee-Based Assets Under
    Management*                          $39.1      $35.0
                                     ==========   ========
______________
*  As  of  September   30,  1997  and  1996,   Keyport's
   insurance   assets   of  $12.8   billion   and  $11.9
   billion,  respectively,   bring  total  assets  under
   management  to  $51.9  billion  and  $46.9   billion,
   respectively.

Changes in Fee-Based Assets Under Management
                             Three Months Ended    Nine Months Ended
                                September 30         September 30
                            --------------------  --------------------
                               1997       1996       1997      1996
                            ---------  ---------  ---------  ---------
Fee-based assets under
 management - beginning        $37.5      $33.9      $35.9      $31.9
Sales and reinvestments          1.9        1.9        5.2        5.8
Redemptions and withdrawals     (1.5)      (1.5)      (5.0)      (4.2)
Acquisitions                     0.0        0.0        0.0        0.4
Market appreciation              1.2        0.7        3.0        1.1
                            ---------  ---------  ---------  ---------
Fee-based assets under
 management - ending           $39.1      $35.0      $39.1      $35.0
                            =========  =========  =========  =========

   Distribution and Service Fees are based on the market value of the Company's intermediary-distributed mutual funds. Distribution fees of 0.75% are earned on the average assets attributable to such funds sold with contingent deferred sales charges, and service fees of 0.25% (net of amounts passed on to selling brokers) are earned on the total of such average mutual fund assets. These fees totaled $12.6 million for the quarter ended September 30, 1997 compared to $11.3 million for the quarter ended September 30, 1996. For the first nine months of 1997, distribution and service fees were $36.6 million compared to $33.0 million for the first nine months of 1996. These increases in 1997 compared to 1996 were primarily attributable to the higher asset levels of mutual funds with contingent deferred sales charges. As a percentage of the corresponding weighted average assets, distribution and service fees approximated 0.71% and 0.69% for the quarters ended September 30, 1997 and 1996, respectively. For the first nine months of 1997 and 1996, such percentages were 0.70% and 0.69%, respectively.

    Transfer Agency Fees are based on the market value of assets managed in the Company's intermediary-distributed and direct-marketed mutual funds. Such fees were $12.3 million on average assets of $24.8 billion for the quarter ended September 30, 1997 and $11.4 million on average assets of $22.7 billion for the quarter ended September 30, 1996. For the first nine months of 1997, transfer agency fees were $35.6 million on average assets of $24.1 billion and $32.6 million on average assets of $22.3 billion for the first nine months of 1996. These increases in 1997 compared to 1996 were primarily due to higher average assets in direct-marketed mutual funds. As a percentage of average mutual fund assets under management, transfer agency fees were approximately 0.20% for the quarters ended September 30, 1997 and 1996. For the first nine months of 1997 and 1996, such percentages were 0.20% and 0.19%, respectively.

   Surrender Charges and Net Commissions are revenues earned on: a) the early withdrawal of annuity policyholder balances, and redemptions of the intermediary-distributed mutual funds which were sold with contingent deferred sales charges; b) the distribution of the Company's intermediary-distributed mutual funds (net of the substantial portion of such commissions that is passed on to the selling brokers); and c) the sales of non-proprietary products in the Company's bank marketing businesses (net of such commissions that are paid to the Company's client banks and brokers). Total surrender charges and net commissions were $9.5 million for the quarter ended September 30, 1997 compared to $8.7 million for the quarter ended September 30, 1996. For the first nine months of 1997, total surrender charges and net commissions were $27.0 million compared to $25.8 million for the first nine months of 1996.

   Surrender charges on fixed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed during the first six years. Such charges totaled $5.5 million for the quarter ended September 30, 1997 and $4.6 million for the quarter ended September 30, 1996. For the first nine months of 1997, surrender charges were $15.6 million compared to $14.5 million for the first nine months of 1996. On an annualized basis, annuity withdrawals represented 10.9% and 11.6% of the total average annuity policyholder and separate account balances for the quarters ended September 30, 1997 and 1996, respectively. For the first nine months of 1997 and 1996, the corresponding percentages were 11.0% and 10.7%, respectively. Excluding surrenders from the older block of annuities acquired in the F&G Life transaction, the withdrawal percentages were 10.3% and 9.5% for the quarters ended September 30, 1997 and 1996, respectively. For the first nine months of 1997 and 1996, such percentages were 9.9% and 10.0%, respectively.

   Net commissions were $4.0 million for the quarter ended September 30, 1997 compared to $4.1 million for the quarter ended September 30, 1996. For the first nine months of 1997, net commissions were $11.4 million compared to $11.3 million for the first nine months of 1996.

   Separate Account Fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets supporting the contracts in separate accounts, were $4.7 million for the quarter ended September 30, 1997 compared to $4.9 million for the quarter ended September 30, 1996. Such fees represented 1.61% and 2.07%, respectively, of average variable annuity and variable life separate account balances. For the first nine months of 1997, separate account fees were $12.7 million compared to $12.0 million for the first nine months of 1996. For the first nine months of 1997 and 1996, such percentages were 1.56% and 1.72%, respectively.

   Operating Expenses primarily represent compensation, marketing, and other general and administrative expenses. These expenses were $77.8 million for the quarter ended September 30, 1997 compared to $71.5 million for the quarter ended September 30, 1996. The increase in 1997 compared to 1996 was largely due to increases in marketing expenses of $3.1 million relating to mutual fund sales and the launch in July 1997 of the Company's Newport Greater China Fund. Operating expenses expressed as a percent of average total assets under management were 0.61% for the quarter ended September 30, 1997 compared to 0.63% for the quarter ended September 30, 1996. For the first nine months of 1997, operating expenses were $229.2 million compared to $205.2 million for the first nine months of 1996. The increase in 1997 compared to 1996 was largely due to increases in compensation of $12.0 million and to marketing expenses of $5.8 million relating to mutual fund sales, including the Newport Greater China Fund. Operating expenses expressed as a percent of average total assets under management were 0.62% for the first nine months of 1997 and 1996.

   Amortization of Deferred Policy Acquisition Costs relates to the costs of acquiring new business which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $18.3 million for the quarter ended September 30, 1997 compared to $15.4 million for the quarter ended September 30, 1996. For the first nine months of 1997, amortization of deferred policy acquisitions was $54.0 million compared to $44.4 million for the first nine months of 1996. The increase in amortization in 1997 compared to 1996 was primarily related to the increase in investment spread from the growth of business in force associated with fixed and indexed products and the increased sales of variable annuity products. Amortization expense represented 29.95% and 27.65% of investment spread for the quarters ended September 30, 1997 and 1996, respectively. For the first nine months of 1997 and 1996, the corresponding percentages were 28.91% and 27.68%, respectively.

   Amortization of Deferred Distribution Costs relates to the deferred sales commissions acquired in connection with the Colonial acquisition in the first quarter of 1995 and the distribution of mutual fund shares sold with contingent deferred sales charges. Amortization was $8.5 million for the quarter ended September 30, 1997 compared to $7.8 million for the quarter ended September 30, 1996. For the first nine months of 1997, amortization of deferred distribution costs was $25.4 million compared to $22.0 million for the first nine months of 1996. The increases in 1997 were primarily attributable to the continuing sales of such fund shares during 1997 and 1996.

   Amortization of Value of Insurance in Force relates to the actuarially-determined present value of projected future gross profits from policies in force at the date of acquisition. Amortization totaled $2.2 million for the quarter ended September 30, 1997 compared to $2.4 million for the quarter ended September 30, 1996. For the first nine months of 1997, amortization of value of insurance in force totaled $7.3 million compared to $6.0 million for the first nine months of 1996. The first nine months of 1997 included increased amortization of $4.2 million related to the F&G Life transaction partially offset by decreased amortization related to a change in mortality assumptions.

   Amortization of Intangible Assets relates to goodwill and certain identifiable intangible assets arising from business combinations accounted for as purchases. Amortization was $3.7 million for the quarter ended September 30, 1997 compared to $3.8 million for the quarter ended September 30, 1996. For the first nine months of 1997, amortization of intangible assets was $10.2 million compared to $12.1 million for the first nine months of 1996. The decrease in 1997 was primarily attributable to certain assets becoming fully amortized in the third quarter of 1996.

   Interest Expense, Net was $4.1 million for the quarter ended September 30, 1997 compared to $5.0 million for the quarter ended September 30, 1996. For the first nine months of 1997, interest expense, net was $13.0 million compared to $15.0 million for the first nine months of 1996. The decrease in 1997 was due to lower interest expense related to Colonial's credit facility which is utilized to finance the sale of shares of the mutual funds it sponsors which have contingent deferred sales charges and to higher interest income which is netted against interest expense.

   Income Tax Expense was $14.9 million or 31.2% of pretax income for the quarter ended September 30, 1997 compared to $11.7 million or 32.1% of pretax income for the quarter ended September 30, 1996. For the first nine months of 1997, income tax expense was $45.6 million or 31.8% of pretax income compared to $35.1 million, or 32.9% of pretax income for the first nine months of 1996. Substantially all the federal income tax expense related to the Company's annuity insurance business.

   Effective July 18, 1997, the Company is no longer included in the consolidated tax return of Liberty Mutual Insurance Company. The Company will be required to file a separate life return and a consolidated non-life return. The Company does not expect this change to have a material effect on its financial condition or its results of operations.

Financial Condition

   Stockholders' Equity as of September 30, 1997 was $1.181 billion compared to $1.051 billion as of December 31, 1996. Net income for the first nine months of 1997 was $97.9 million, and cash dividends on the Company's preferred and common stock totaled $3.5 million. Common stock totaling $6.2 million and $2.5 million was issued in connection with the exercise of stock options and for earn-out stock payments related to the acquisition of Independent, respectively. An increase in net unrealized investment gains, net of adjustments to deferred policy acquisition costs and value of insurance in force, during the nine month period increased stockholders' equity by $26.7 million.

   Book Value Per Share amounted to $39.87 at September 30, 1997 compared to $36.63 at December 31, 1996. Excluding net unrealized gains on investments, book value per share amounted to $36.46 at September 30, 1997 and $34.04 at December 31, 1996. As of September 30, 1997, there were 29.6 million common shares outstanding compared to 28.7 million shares as of December 31, 1996.

   Investments not including cash and cash equivalents, totaled $12.3 billion at September 30, 1997 compared to $11.5 billion at December 31, 1996. The increase primarily reflects general account investment earnings.

   The Company manages the substantial majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire fixed maturities investments as "available for sale" and accordingly carries such investments at fair value. The Company's total investments at September 30, 1997 and December 31, 1996 reflected net unrealized gains of $327.5 million and $229.8 million, respectively, relating to its fixed maturity and equity portfolios.

   Approximately $10.8 billion, or 96.7%, of the fixed maturities investments at September 30, 1997, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners. At September 30, 1997, the carrying value of investments in below investment grade securities totaled $1.0 billion, or 7.7% of total investments (including certain cash and cash equivalents) of $13.4 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

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

   The Company conducts its investment operations to closely match the duration of the assets in its investment portfolio and its policyholder balances. The Company seeks to achieve an acceptable spread between what it earns on its assets and interest credited on its policyholder balances by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges to encourage persistency and make the cost of its policyholder balances more predictable. Approximately 86% of the Company's fixed annuity policyholder balances were subject to surrender charges at September 30, 1997.

   As part of its asset-liability management discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view toward maintaining a desired investment spread between the yield on portfolio assets and the interest credited on policyholder balances under a variety of possible future interest rate scenarios. At September 30, 1997, the effective duration of the Company's fixed maturities investments (including certain cash and cash equivalents) was approximately 2.8. Effective duration is a common measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as prepayment and bond calls.

    As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements and interest rate cap agreements to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g. fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest earned on longer-term fixed rate assets with interest credited to policyholders. The Company had 45 outstanding swap agreements with an aggregate notional principal amount of $2.6 billion and 39 outstanding swap agreements with an aggregate notional principal amount of $2.3 billion, as of September 30, 1997 and December 31, 1996, respectively.

    Cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $450.0 million as of September 30, 1997 and December 31, 1996.

    With respect to the Company's equity-indexed annuity, the Company buys call options on the S&P 500 Index to hedge its obligation to provide returns based upon this index. The Company had call options with a book value of $321.5 million and $109.6 million as of September 30, 1997 and December 31, 1996, respectively.

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

   The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine whether declines in value may be other than temporary. There were no non-income producing investments in the Company's fixed maturity portfolio at September 30, 1997 or December 31, 1996. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports, and other externally generated information concerning the borrower's affairs. In the case of publicly traded fixed maturities investments, management also considers market value quotations if available.

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

   Current Rhode Island insurance law applicable to Keyport permits the payment of dividends or distributions, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of Keyport's statutory surplus as of the preceding December 31 or
(ii) Keyport's statutory net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of September 30, 1997, the amount of dividends that Keyport could pay without such approval was $42.5 million. However, Keyport has not paid any dividends since its acquisition in 1988.

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

   Each of the Company's business segments has its own liquidity needs and financial resources. In the Company's annuity insurance operations, liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. In the Company's asset management business, liquidity needs and financial resources pertain to the investment management and distribution of mutual funds, wealth management and institutional accounts. The Company expects that, based upon their historical cash flow and current prospects, its operating subsidiaries will be able to meet their liquidity needs from internal sources and, in the case of Colonial, from its credit facility used to finance sales of mutual fund shares sold with contingent deferred sales charges.

   Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from annuity premiums and deposits, net investment income, and from maturities of fixed investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of September 30, 1997, $10.1 billion, or 75.4%, of Keyport's general account investments are considered readily marketable.

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

Recent Accounting Pronouncement

   In February 1997, FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted for periods ending after December 15, 1997. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share.
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $1.11 and $0.86 for the third quarters of 1997 and 1996, respectively. For the first nine months of 1997 and 1996, basic earnings per share would have been $3.34 and $2.52, respectively. The calculation of diluted earnings per share under SFAS 128 for each of these periods would not materially differ from the calculation of fully diluted earnings per share.

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

   Multiple Asset Accumulation Products. The Company sells a full range of retirement-oriented insurance products, grouped by whether they provide fixed, indexed or variable returns to policyholders. Substantially all of these products currently are annuities that are written by Keyport. Annuities are insurance products which provide a tax-deferred means of accumulating savings for retirement needs, as well as a tax-efficient source of income in the payout period. The Company's principal fixed annuity products are SPDAs, which represented $8.5 billion of policyholder liabilities as of September 30, 1997. In addition to SPDAs, Keyport also sells equity-indexed and variable annuities. Equity-indexed annuities are an innovative product first introduced to the marketplace by the Company when it began selling its KeyIndex product in 1995. An equity-indexed annuity credits interest to the policyholder at a "participation rate" equal to a portion of the change in value of a specified equity index (in the case of KeyIndex, the Standard & Poor's 500 Composite Stock Index).

   The Company has four  operating  units  engaged in  investment  management:
Colonial, Stein Roe, Newport and LAMCO, each of which carries strong brand name recognition in the markets it serves. As of September 30, the Company sponsored 67 open-end mutual funds, as well as 7 closed-end funds. The open-end funds consist of 36 intermediary-distributed Colonial mutual funds, 20 direct-marketed Stein Roe funds and 11 other funds included among the investment options available under the Company's variable annuities. The closed-end funds consist of five Colonial funds and two LAMCO funds.

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

      Innovation. Liberty Financial believes that product and distribution innovations are essential in order to grow its asset base and meet the ever changing financial needs of its customers. The Company believes that it has an impressive track record in such innovations. For example, Newport created the first U.S.-based mutual fund to focus exclusively on the "Tiger" countries of Asia. This fund had $1.6 billion of assets under management as of September 30, 1997. The Stein Roe Young Investor Fund was the first mutual fund to be coupled with an educational program to teach young people about investing, while offering parents an excellent device to save for educational and other family needs. The Stein Roe Young Investor Fund had $475.6 million of assets under management and over 100,000 shareholders of record as of September 30, 1997. The Company introduced the first equity-indexed annuity product to the marketplace. At September 30, 1997, the Company's equity-indexed annuity policyholder balance was $1.4 billion. The Company's equity-indexed annuity sales during the nine months ended September 30, 1997 and 1996 were $390.0 million and $474.9 million, respectively. The Company is also recognized as a leader in electronic commerce on the Internet. For example, in early 1997, the Company introduced a new Web site for Stein Roe funds which incorporates state-of-the-art security and customization features.

      Integration. Liberty Financial actively promotes integration of its operating units and believes that such efforts will enable it to accumulate additional assets by leveraging distribution capabilities and to reduce expenses by consolidating redundant back office functions. For example, upon the Company's acquisition of Newport in April, 1995, Colonial assumed the marketing, sales, service and administration of Newport's flagship Tiger Fund, which was rebranded under the Colonial name. In conjunction with Colonial's sales efforts, the Colonial Newport Tiger Fund's assets have more than tripled from April, 1995 to September 30, 1997. The availability of the Colonial Newport Tiger Fund has facilitated new intermediary distribution relationships for Colonial, including approximately 6,000 new broker relationships. Stein Roe manages a substantial portion of Keyport's general account assets and together with Colonial and Newport manages certain of the funds underlying Keyport's variable annuity products. Colonial's transfer agency operations perform these functions for the Stein Roe funds. The Company's bank distribution unit was the largest distributor of Keyport's annuities both during the nine months ended September 30, 1997 and during 1996, and the second and third largest distributor, respectively, of the Colonial funds during such periods.

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

 Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

   11 Statement re Computation of Per Share Earnings
   12 Statement re Computation of Ratios
   27 Financial Data Schedule

(b)    Reports on Form 8-K

   There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

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








Date:   November 13, 1997

                                Exhibit Index


Exhibit No.    Description                                            Page
-----------    -----------                                            ----

    11         Statement re Computation of Per Share Earnings
    12         Statement re Computation of Ratios
    27         Financial Data Schedule