Form 10-K
period 1997-12-31
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 1998-03-31
CIK 936372

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 1-13654



                       LIBERTY FINANCIAL COMPANIES, INC.
             (Exact name of registrant as specified in its charter)
                               ----------------

              Massachusetts                           04-3260640
        (State of incorporation)           (I.R.S. Employer Identification No.)

          600 Atlantic Avenue                         02210-2214
         Boston, Massachusetts                        (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (617) 722-6000


          Securities registered pursuant to Section 12(b) of the Act:



                                                   Name of each exchange
            Title of each class                     on which registered
-------------------------------------------      ------------------------
   Common Stock, Par Value $.01 per share         New York Stock Exchange
                                                   Boston Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock held by non-affiliates of the registrant as of February 27, 1998 (based on the closing sale price of the Common Stock on the New York Stock Exchange on such date) was approximately $428 million.

     There were 44,876,928 shares of the registrant's Common Stock, $.01 par value, and 326,236 shares of the registrant's Series A Convertible Preferred Stock, $0.01 par value, outstanding as of February 27, 1998.

                               ----------------
                      Documents Incorporated by Reference

Portions of the Company's 1997 Annual Report to Stockholders (Part II, Items 6, 7 and 8, and Part IV - Item 14(a)1).

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 11, 1998 (Part III, Items 10, 11, 12, and 13).

================================================================================

                       LIBERTY FINANCIAL COMPANIES, INC.
      ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS



                                                                                 Page
                                                                                 ----
Part I
----------
Item 1.    Business                                                                 1
Item 2.    Properties                                                              16
Item 3.    Legal Proceedings                                                       16
Item 4.    Submission of Matters to a Vote of Security Holders                     16
           Executive Officers of the Registrant                                    17
Part II
----------
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters   18
Item 6.    Selected Financial Data                                                 19
Item 7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                  19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk              19
Item 8.    Financial Statements and Supplementary Data                             19
Item 9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                   19
Part III
----------
Item 10.   Directors and Executive Officers of the Registrant                      19
Item 11.   Executive Compensation                                                  19
Item 12.   Security Ownership of Certain Beneficial Owners and Management          19
Item 13.   Certain Relationships and Related Transactions                          19
Part IV
----------
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K        20

                                    PART I

Item 1. Business

Overview
     Liberty Financial Companies, Inc. ("Liberty Financial" or the "Company") is a leading asset accumulation and management company. The Company has two core product lines--retirement-oriented insurance products and investment management products. Retirement-oriented insurance products consist substantially of annuities. Investment management products consist of mutual funds, wealth management and institutional asset management. The Company sells its products through multiple distribution channels, including brokerage firms, banks and other depository institutions, financial planners and insurance agents, as well as directly to investors. The Company's net operating income (i.e., net income excluding net realized investment gains and losses, net of related income taxes) was $112.4 million in 1997; $94.8 million in 1996 and $76.5 million in 1995. The following table sets forth the Company's assets under management as of December 31, 1997, 1996 and 1995:




                                                 Assets Under Management
                                           ------------------------------------
                                                    As of December 31,
                                           ------------------------------------
                                              1997         1996         1995
                                           ----------   ----------   ----------
                                                  (dollars in billions)
Retirement-oriented insurance
 products ..............................    $  12.8      $  12.1      $  10.6
Mutual funds ...........................       26.8         25.7         23.3
Wealth management ......................        6.6          5.3          4.5
Institutional asset management .........        5.3          4.9          4.1
                                            -------      -------      -------
  Total ................................    $  51.5      $  48.0      $  42.5
                                            =======      =======      =======

     Multiple Asset Accumulation Products. The Company sells a full range of retirement-oriented insurance products, grouped by whether they provide fixed, indexed or variable returns to policyholders. Substantially all of these products currently are annuities that are written by the Company's wholly-owned subsidiary, Keyport Life Insurance Company ("Keyport"), one of the country's leading and most innovative annuity companies. Annuities are insurance products which provide a tax-deferred means of accumulating savings for retirement needs, as well as a tax-efficient source of income in the payout period. The Company's principal fixed annuity products are individual single premium deferred fixed annuities ("SPDAs"), which represented $8.4 billion of policyholder liabilities as of December 31, 1997. In addition to SPDAs, the Company also sells equity-indexed and variable annuities. Equity-indexed annuities are an innovative product first introduced to the marketplace by the Company when it began selling its KeyIndex[RegTM] product in 1995. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion of the change in value of a specified equity index (in the case of the Company's equity-indexed products, the Standard & Poor's 500 Composite Stock Index ("S&P 500 Index")).*

     The Company has four operating units engaged in investment management: The Colonial Group, Inc. ("Colonial"), Stein Roe & Farnham Incorporated ("Stein Roe"), Newport Pacific Management, Inc. ("Newport") and Liberty Asset Management Company ("LAMCO"), each of which carries strong brand name recognition in the markets it serves. As of December 31, 1997, the Company sponsored 67 open-end mutual funds, as well as seven closed-end funds. The open-end funds consist of 37 intermediary-distributed Colonial mutual funds, 18 direct-marketed Stein Roe funds and 12 other funds included among the investment options available under the Company's variable annuities. The closed-end funds consist of five Colonial funds and two LAMCO funds. Fifty-three of the Company's 67 open-end mutual funds are long-term funds (defined as open-end funds having at least a three-year performance record, excluding funds that invest solely in money market securities). Thirty-eight of those 53 funds (representing 81% of the total assets in those 53 funds as of December 31, 1997) were ranked by Lipper Analytical Services, Inc. ("Lipper") in the top two quartiles of their respective peer groups for the three-year period ended that date.

----------
*"S&P," "S&P 500" and "Standard & Poor's 500" are registered trademarks of The McGraw-Hill Companies, Inc., and have been licensed for use by Keyport.

     Multiple Distribution Channels. Liberty Financial sells its products through multiple distribution channels. The Company distributes its products through all the major third party intermediary channels, including national and regional brokerage firms, banks and other depository institutions, financial planners and insurance agents. To capitalize on the importance of banks and other depository institutions as intermediaries for its products, the Company also operates its own distribution unit which sells annuities and mutual funds through such entities. Certain of the Company's products also are sold directly to investors, including its mutual funds sold without a sales load, wealth management and institutional asset management products. The Company believes that it is one of the few asset accumulators with a significant presence in both the intermediary and direct channels. Total product sales for 1997 were $7.5 billion (including $1.0 billion of reinvested dividends). During 1997, 59% of sales were made through intermediary distributors, with the balance made directly to the investor. Over 34,000 individual brokers and other intermediaries sold Liberty Financial products in 1997.

     Business Strategy. The Company's business strategy has four interrelated elements:

[bullet] Diversification. The Company believes that the diversification in its products and distribution channels allows it to accumulate assets in different market cycles, thereby reducing earnings volatility. Within its two core product lines, the Company sells a range of products that serve individuals at different stages of their life and earnings cycle. This mix also is designed to include products that will be in demand under a variety of economic and market conditions. Similarly, the Company reaches customers through a variety of distribution channels. Diversification of distribution channels allows the Company to reach many segments of the marketplace and lessens its dependence on any one source of assets.

[bullet] Innovation. Liberty Financial believes that product and distribution innovations are essential in order to grow its asset base and meet the ever changing financial needs of its customers. The Company believes that it has an impressive track record in such innovations. For example, Newport created the first U.S.-based mutual fund to focus exclusively on the "Tiger" countries of Asia. This fund had $1.0 billion of assets under management as of December 31, 1997. The Stein Roe Young Investor[TM] Fund was the first mutual fund to be coupled with an educational program to teach young people about investing, while offering parents an excellent device to save for educational and other family needs. The Stein Roe Young Investor Fund had $533.2 million of assets under management and over 107,000 shareholders of record as of December 31, 1997. The Company introduced the first equity-indexed annuity product to the marketplace. At December 31, 1997, the Company's equity-indexed annuity policyholder balances were $1.5 billion. The Company is also recognized as a leader in electronic commerce on the Internet. For example, in early 1997, the Company introduced a new Web site for the Stein Roe funds which incorporates state-of-the-art security and customization features.

[bullet] Integration. Liberty Financial actively promotes integration of its operating units and believes that such efforts will enable it to accumulate additional assets by leveraging distribution capabilities and to reduce expenses by consolidating redundant back office functions. For example, upon the Company's acquisition of Newport in April, 1995, Colonial assumed the marketing, sales, service and administration of Newport's flagship Tiger Fund. The availability of the Newport Tiger Fund has facilitated new intermediary distribution relationships for Colonial, including approximately 6,000 new broker relationships. Stein Roe manages the majority of Keyport's general account assets and together with Colonial and Newport manages certain of the funds underlying Keyport's variable annuity products. Colonial's transfer agency operations perform these functions for the Stein Roe funds. Independent Financial Marketing Group, Inc. ("Independent"), the Company's bank distribution unit, was the largest distributor of Keyport's annuities and the second largest distributor of the Colonial funds in 1997.

[bullet] Acquisitions. Where appropriate, the Company seeks acquisitions that provide additional assets, new or complementary investment management capabilities, distribution capabilities or other integration or diversification opportunities in its core product areas. Acquisitions are an integral part of Liberty Financial's business strategy. Stein Roe (acquired in 1986), Keyport (acquired in 1988), Colonial (acquired in 1995), Newport (acquired in 1995) and major components of the Company's bank distribution unit (including Independent, acquired in 1996) all joined Liberty Financial by acquisition. The Company has also made asset acquisitions, including most recently a coinsurance agreement with respect to a $954.0 million block of SPDAs entered into in August, 1996. While the Company is constantly evaluating acquisition opportunities, as of the date it filed this Report with the Securities and Exchange Commission, the Company has not entered into any definitive agreement for a material acquisition.

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

At March 20, 1998, approximately 72.3% of the combined voting power of Liberty Financial's voting stock was indirectly owned by Liberty Mutual Insurance Company ("Liberty Mutual").

Liberty Financial's principal executive offices are located at 600 Atlantic Avenue, Boston, Massachusetts 02210-2214. Its telephone number is (617) 722-6000.

Retirement-Oriented Insurance Products

     The Company sells a full range of retirement-oriented insurance products, grouped by whether they provide fixed, indexed or variable returns to policyholders. Substantially all of these products are annuities that are written by Keyport. Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a tax-efficient source of income in the payout period. The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income for the Company. The Company's primary financial objectives for its annuities business are to increase policyholder balances through new sales and asset retention and to earn acceptable investment spreads on its fixed and indexed return products.

     Products

     The Company's principal retirement-oriented insurance products are categorized as follows:

[bullet] Fixed Annuities. The Company's principal fixed annuity products are SPDAs. A SPDA policyholder typically makes a single premium payment at the time of issuance. The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term (typically one year) and is reset annually thereafter, subject to a guaranteed minimum rate. Interest crediting continues until the policy is surrendered or the policyholder retires or turns age 90.

[bullet] Equity-Indexed Annuities. Equity-indexed annuities are an innovative product first introduced to the marketplace in 1995 by the Company when it began selling its KeyIndex product. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 60% to 95%) of the change in value of a specified equity index. KeyIndex is currently offered for one, five and seven-year terms with interest earnings based on a percentage of the increase in the S&P 500 Index. With the five and seven-year terms, the interest earnings are based on the highest policy anniversary date value of the S&P 500 Index during the term. KeyIndex also provides a guarantee of principal at the end of the term. Thus, unlike a direct equity investment, even if the S&P 500 Index declines there is no market risk to the policyholder's principal. In late 1996, the Company introduced a market value adjusted ("MVA") annuity product, KeySelect, which offers a choice between an equity-indexed account similar to KeyIndex and a fixed annuity-type interest account. KeySelect offers terms for each equity-indexed account of one, three, five, six and seven years, as well as a ten-year term for the fixed interest account. KeySelect shifts some investment risk to the policyholder, since surrender of the policy before the end of the policy term will result in increased or decreased account values based on the change in rates of designated Treasury securities since the beginning of the term. The Company is continuing to develop new versions of its equity-indexed annuities, including versions registered under the Securities Act which are designed to be sold through major national brokerage firms.

[bullet] Variable Annuities. Variable annuities offer a selection of underlying investment alternatives which may satisfy a variety of policyholder risk/return objectives. Under a variable annuity, the policyholder has the opportunity to select separate account investment options (consisting of underlying mutual funds) which pass the investment risk directly to the policyholder in return for the potential of higher returns. Variable annuities also include guaranteed fixed interest options. The Company's Keyport Advisor variable annuity currently offers 18 separate account investment choices (substantially all of the assets of which are managed by the Company) and four guaranteed fixed-interest options.

While the Company currently does not offer traditional life insurance products, it manages a closed block of single premium whole life insurance policies ("SPWLs"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWLs in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $2.0 billion as of December 31, 1997.

Under the Internal Revenue Code (the "Code"), returns credited on annuities and life insurance policies during the accumulation period (the period during which interest or other returns are credited) are not subject to federal or state income tax. Proceeds payable on death from a life insurance policy are also free from such taxes. At the maturity or payment date of an annuity policy, the policyholder is entitled to receive the original deposit plus accumulated returns. The policyholder may elect to take this amount in either a lump sum or an annuitized series of payments over time. The return component of such payments is taxed at the time of receipt as ordinary income at the recipient's then applicable tax rate. The demand for the Company's retirement-oriented insurance products could be adversely affected by changes in this tax treatment.

The Company's mix of annuity products is designed to include products in demand under a variety of economic and market conditions. Sales of SPDAs tend to be sensitive to prevailing interest rates. Sales can be expected to increase and surrenders to decrease in interest rate environments when SPDA rates are higher than rates offered by competing conservative fixed return investments, such as bank certificates of deposit. SPDA sales can be expected to decline and surrenders to increase in interest rate environments when this differential in rates is not present (as is the case at the date of filing of this Report). SPDA sales also can be adversely affected by low interest rates (as is the case at the date of filing of this Report).

The following table sets forth certain information regarding Keyport's retirement-oriented insurance products and its reserves for the periods indicated.


                                               As of or for the Year Ended
                                                       December 31,
                                           ------------------------------------
                                              1997         1996         1995
                                           ----------   ----------   ----------
                                           (dollars in millions, except policy
                                                          data)
Policy and Separate Account Liabilities:
Fixed annuities ........................   $ 8,417      $ 8,641      $ 7,772
Indexed annuities ......................     1,527          788           84
Variable annuities .....................     1,277        1,083          950
Life insurance .........................     2,129        2,142        2,168
                                           -------      -------      -------
 Total .................................   $13,350      $12,654      $10,974
                                           =======      =======      =======
Number of In Force Policies:
Fixed annuities ........................   222,903      236,574      224,238
Indexed annuities ......................    39,224       24,174        2,778
Variable annuities .....................    27,429       25,177       25,037
Life insurance .........................    24,921       26,850       28,489
                                           -------      -------      -------
 Total .................................   314,477      312,775      280,542
                                           =======      =======      =======
Average In Force Policy Amount:
Fixed annuities ........................   $37,710      $36,479      $34,611
Indexed annuities ......................   $38,943      $32,591      $30,207
Variable annuities .....................   $46,542      $43,035      $37,941
Life insurance .........................   $83,709      $79,207      $75,728

                                                           As of or for the Year Ended
                                                                   December 31,
                                                    ------------------------------------------
                                                         1997           1996          1995
                                                    -------------   -----------   ------------
                                                    (dollars in millions, except policy data)
Premiums (statutory basis):
Fixed annuities .................................      $  425        $    493       $  977
Indexed annuities ...............................         524             655           84
Variable annuities ..............................         173              97           80
Life insurance (net of reinsurance) .............          (1)             --           (1)
                                                       ---------     --------       ---------
 Total ..........................................      $1,121        $  1,245       $1,140
                                                       ========      ========       =========
New Contracts and Policies:
Fixed annuities .................................      13,744          11,358       30,043
Indexed annuities ...............................      16,076          21,396        2,778
Variable annuities ..............................       4,333           1,814        1,789
                                                       --------      --------       ---------
 Total ..........................................      34,153          34,568       34,610
                                                       ========      ========       =========
Aggregate Amount Subject to Surrender Charges and
 Similar Penalties:
Fixed annuities .................................      $6,982        $  7,371       $6,904
Indexed annuities ...............................      $1,527        $    788       $   84
Withdrawals and Terminations (statutory basis):
Fixed Annuities:
 Death ..........................................      $   60        $     25       $   15
 Maturity .......................................      $  110        $     87       $   76
 Surrender ......................................      $1,000        $    966       $  693
Indexed Annuities:
 Death ..........................................      $    4        $   0.1            --
 Maturity .......................................          --              --           --
 Surrender ......................................      $   19        $      3           --
Variable Annuities:
 Death ..........................................      $    4        $      2       $  0.4
 Maturity .......................................      $   28        $     21       $   14
 Surrender ......................................      $  105        $     77       $   92
Life Insurance:
 Death ..........................................      $   66        $     53       $   54
 Surrender ......................................      $   96        $     98       $   95
Surrender Rates:
Fixed annuities .................................       11.74%          11.79%        9.34%
Indexed annuities ...............................        1.68%           0.69%        0.12%
Variable annuities ..............................        8.86%           7.55%       10.46%
Life insurance ..................................        4.57%           4.58%        4.36%

     Sales and Asset Retention

     Product sales are influenced primarily by overall market conditions impacting the attractiveness of the Company's retirement-oriented insurance products, and by product features including interest crediting and participation rates, and innovations and services that distinguish the Company's products from those of its competitors.


     The Company's insurance products include important features designed to promote both sales and asset retention, including crediting rates and surrender charges. Initial interest crediting and participation rates on fixed and indexed products significantly influence the sale of new policies. Resetting of rates on SPDAs impacts retention of SPDA assets, particularly on policies where surrender penalties have expired. At December 31, 1997, crediting rates on 95.0% of the Company's in force SPDA policy liabilities were subject to reset during the succeeding 12 months. In setting crediting and participation rates, the Company takes into account yield characteristics on its investment portfolio, surrender rate assumptions and competitive industry pricing. Interest crediting rates on the Company's in force SPDAs ranged from 4.30% to 7.94% at December 31, 1997. Such policies had guaranteed minimum rates ranging from 3.0% to 5.5% as of such date. Initial interest crediting rates on new policies issued in 1997 ranged from 4.60% to 7.94%. Guaranteed minimum rates on new policies issued during 1997 ranged from 3.0% to 5.5%.

     All of the Company's insurance products permit the policyholder at anytime to withdraw all or any part of the accumulated policy value. Premature termination of a policy results in the loss by the Company of anticipated future earnings related to the premium deposit and the accelerated recognition of the expenses related to policy acquisition (principally commissions), which otherwise are deferred and amortized over the life of the policy. Surrender charges provide a measure of protection against premature withdrawal of policy values. Substantially all of the Company's insurance products currently are issued with surrender charges or similar penalties. Such surrender charges for all policies except KeyIndex typically start at 7% of the policy premium and then decline to zero over a five- to seven-year period. KeyIndex imposes a penalty on surrender of up to 10% of the premium deposit for the life of the policy. At December 31, 1997, 83.0% of the Company's SPDAs remained in the surrender charge period. Surrender charges generally do not apply to withdrawals by policyholders of, depending on the policy, either up to 10% per year of the then accumulated value or the accumulated returns. In addition, certain policies may provide for charge-free withdrawals in certain circumstances and at certain times. All policies except for certain variable annuities also are subject to "free look" risk (the legal right of the policyholder to cancel the policy and receive back the initial premium deposit, without interest, for a period ranging from ten days to one year, depending upon the policy). To the extent a policyholder exercises the "free look" option, the Company may realize a loss as a result of any investment losses on the underlying assets during the free look period, as well as the commissions paid on the sale of the policy. While SPWLs also permit withdrawal, the withdrawal generally would produce significant adverse tax consequences to the policyholder.

     Keyport's strong financial ratings are important to its ability to accumulate and retain assets. Keyport is rated "A+" (Superior) by A.M. Best, "AA" (excellent financial security) by S&P, "A1" (good financial strength) by Moody's and AA- (very high claims paying ability) by Duff & Phelps. "A+" is A.M. Best's second highest rating. S&P raised Keyport's rating from "AA-" to "AA" in February, 1998. These ratings are based upon information supplied to the rating agency by Keyport. These ratings reflect the opinion of the rating agency as to the relative financial strength of Keyport and Keyport's ability to meet its contractual obligations to its policyholders. Such ratings are not "market" ratings or recommendations to use or invest in Keyport or Liberty Financial and should not be relied upon when making a decision to invest in the Company. Many financial institutions and broker-dealers focus on the claims-paying ability rating of an insurer in determining whether to market the insurer's annuities. If any of Keyport's ratings were downgraded from their current levels or if the ratings of Keyport's competitors improved and Keyport's did not, sales of Keyport's products, the level of surrenders on existing policies and the Company's relationships with distributors could be materially adversely affected. No assurance can be given that Keyport will be able to maintain its financial ratings.

     Customer service also is essential to asset accumulation and retention. The Company believes Keyport has a reputation for excellent service to its distributors and its policyholders. Keyport has developed advanced technology systems for immediate response to customer inquiries, and rapid processing of policy issuances and commission payments (often at the point of sale). These systems also play an important role in controlling costs. Keyport's annualized operating expenses for 1997 were 0.40% of assets, which reflects Keyport's low cost operations.

     General Account Investments

     Premium deposits on fixed and indexed annuities are credited to the Company's general account investments (which at December 31, 1997 totaled $13.5 billion). General account investments include cash and cash equivalents. To maintain its investment spreads at acceptable levels, the Company must earn returns on its general account sufficiently in excess of the fixed or indexed returns credited to policyholders. The key element of this investment process is asset/liability management. Successful asset/liability management requires both a quantitative assessment of overall policy liabilities (including maturities, surrenders and crediting of interest) and prudent investment of general account assets. The two most important tools in managing policy liabilities are setting crediting rates and establishing surrender periods. The investment process requires portfolio techniques that earn acceptable yields while effectively managing both interest rate risk and credit risk. The Company emphasizes a conservative approach to asset/liability management, which is oriented toward reducing downside risk in adverse markets, as opposed to maximizing spread in favorable markets. The approach is also designed to reduce earnings volatility. Various factors can impact the Company's investment spread, including changes in interest rates and other factors affecting the Company's general account investments.


     The bulk of the Company's general account investments are invested in fixed maturity securities (83.3% at December 31, 1997). The Company's principal strategy for managing interest rate risk is to closely match the duration of its general account investment portfolio and its policyholder balances. At December 31, 1997, the duration of its fixed maturity portfolio was approximately 2.9. The Company also employs hedging strategies to manage this risk, including interest rate swaps and caps. In the case of equity-indexed products, the Company purchases S&P 500 Index call options to hedge its obligations to provide participation rate returns. Credit risk is managed by careful credit analysis and monitoring. At December 31, 1997, the Company's fixed maturity portfolio had an overall average S&P rating of A+. A portion of general account investments (7.9% at December 31, 1997) are invested in below investment grade fixed maturity securities to enhance overall portfolio yield. Below investment grade securities pose greater risks than investment grade securities. The Company actively manages its below investment grade portfolio in an effort to optimize its risk/return profile. There were no non-income producing investments in the Company's fixed maturity portfolio at December 31, 1997. For a more detailed description of the management of the Company's general account investments see "Management's Discussion and Analysis of Results of Operations and Financial Condition--Management of the Company's Investments" beginning at page 31 of the Company's 1997 Annual Report To Shareholders (the "1997 Annual Report").


     Stein Roe manages the majority ($7.7 billion at December 31, 1997) of the Company's general account investments. In addition, several unaffiliated parties manage portions of its general account investments in order to obtain diversification of investment styles and asset classes.


     The Company's general account investments, all of which pertain to the Company's annuity insurance operations, were comprised of the following as of the dates indicated (in millions):



                                                           As of
                                                        December 31,
                                                ----------------------------
                                                     1997           1996
                                                -------------   ------------
Fixed maturities available for sale .........   $11,246.5       $10,718.6
Mortgage loans ..............................          60.7           67.0
Policy loans ................................         554.7          532.8
Other invested assets .......................         440.8          183.6
Equity securities ...........................          40.8           35.9
                                                  ---------      ---------
  Investments ...............................      12,343.5       11,537.9
Cash and cash equivalents ...................       1,162.4          767.4
                                                  ---------      ---------
General account investments .................    $ 13,505.9     $ 12,305.3
                                                 ==========     ==========

     As of December 31, 1997, the Company owned approximately $3.5 billion of mortgage-backed securities (26.2% of its general account investments), 97.4% of which were investment grade. Mortgage-backed securities are subject to significant prepayment and extension risks, since the underlying mortgages may be repaid more or less rapidly than scheduled.


     As of December 31, 1997, approximately $3.2 billion (23.8% of the Company's general account investments) were invested in securities which were sold without registration under the Securities Act and were not freely tradeable under the Securities Act or which were otherwise illiquid. These securities may be resold pursuant to an exemption from registration under the Securities Act. If the Company sought to sell such securities, it might be unable to do so at the then current carrying values and might have to dispose of such securities over extended periods of time at uncertain levels.

Investment Management
     Liberty Financial has three types of investment management products: mutual funds, wealth management, and institutional asset management. The Company has four separate operating units engaged in investment management:
Colonial, Stein Roe, Newport and LAMCO. The Company's primary financial objectives with respect to its investment management businesses are to increase assets under management in each of its three core products, and to improve operating margins through increasing scale and cost savings produced by integration.

     Products and Services

[bullet] Mutual Funds. As of December 31, 1997 the Company sponsors 67 open-end mutual funds, as well as seven closed-end funds. The open-end funds include the 37 intermediary-distributed Colonial mutual funds, 18 direct-marketed Stein Roe funds and 12 other funds included among the investment options available under the Company's variable annuities. The closed-end funds include five Colonial funds and two LAMCO funds. At December 31, 1997, total mutual fund assets were $26.8 billion. At December 31, 1997, 49.5% of these assets were invested in equity funds, 26.3% in taxable fixed income funds and 24.2% in tax-exempt fixed income funds. The Company seeks to increase equity mutual fund assets, which generally carry higher fees than funds that invest in fixed income securities.

[bullet] Wealth Management. At December 31, 1997, the Company managed $6.6 billion in investment portfolios for high net worth individuals and families and smaller institutional investors, all of which are managed by Stein Roe.

[bullet] Institutional Asset Management. At December 31, 1997, the Company managed $5.3 billion of investment portfolios for institutional investors such as insurance companies, public and private retirement funds, endowments, foundations and other institutions. Most of these assets are managed by Stein Roe. Stein Roe also manages the majority of Keyport's general account assets supporting Keyport's insurance products. See "--Retirement-Oriented Insurance Products--General Account Investments."

     The Company's investment management business focuses on managing the investments of each client's portfolios in accordance with the client's investment objectives and policies. The Company also provides related administrative and support services to clients, such as portfolio pricing, accounting and reporting. Investment management fees and related administrative and support fees generally are charged as a percentage of assets under management. Client accounts are managed pursuant to a written agreement which, with limited exceptions, is terminable at any time upon relatively short notice (typically 30-60 days).

     In the case of mutual fund clients, all services provided by the Company are subject to the supervision of the fund's Board of Trustees. Additional administrative services provided to mutual funds include provision of office space, other facilities and personnel, marketing and distribution services, and transfer agency and other shareholder support services. Investment management fees paid by a mutual fund must be approved annually by the fund's Board of Trustees, including a majority of the independent Trustees. Any increases in such fees also must be approved by fund shareholders. Most of the Company's mutual fund assets are held in open-end funds. Shareholders of open-end funds generally can redeem their shares on any business day.

     The Company's direct-market mutual funds are sold without a sales load. The Company's intermediary- distributed mutual funds generally offer investors a choice of three pricing options: (1) a traditional front-end load option, in which the investor pays a sales charge at the time of purchase; (2) a contingent deferred sales charge, in which the investor pays no sales charge at the time of purchase, but is subject to an asset-based sales charge paid by the fund generally for eight years after purchase and a declining contingent deferred sales charge paid by the investor if shares are redeemed generally within six years after purchase; and (3) a level-load option, in which the investor pays a small initial sales charge, and is subject to an on-going asset-based sales charge paid by the fund and a small contingent deferred sales charge paid by the investor if shares are redeemed within one year after purchase. Colonial is a party to a revolving credit facility with certain lenders, pursuant to which such lenders have agreed to lend up to $60.0 million to Colonial to finance the sale of shares of the mutual funds sponsored by Colonial which have contingent deferred sales charges.


     The following tables present certain information regarding the Company's assets under management as of or for each year in the three-year period ended December 31, 1997. Such information includes Keyport's assets (including its general account investments managed by Stein Roe, as well as loans to policyholders and Keyport's general account investments managed by unaffiliated investment managers). In addition, certain information is provided separately for mutual fund assets.



                                                            As of December 31,
                                                   ------------------------------------
                                                      1997         1996         1995
          Total Assets Under Management            ----------   ----------   ----------
                                                          (dollars in billions)
Mutual funds:
 Intermediary-distributed ......................    $  16.1      $  16.1      $  15.7
 Direct-marketed ...............................        7.2          6.6          4.8
 Closed-end ....................................        2.2          1.9          1.8
 Variable annuity ..............................        1.3          1.1          1.0
                                                    -------      -------      -------
  Total mutual funds ...........................       26.8         25.7         23.3
Wealth management ..............................        6.6          5.3          4.5
Institutional asset management .................        5.3          4.9          4.1
Retirement-oriented insurance products .........       12.8         12.1         10.6
                                                    -------      -------      -------
    Total ......................................    $  51.5      $  48.0      $  42.5
                                                    =======      =======      =======


                                                              As of December 31,
                                                   ---------------------------------------
          Total Assets Under Management               1997         1996         1995
               By Asset Class (1)                  ----------   ----------   ----------
                                                          (dollars in billions)
Fee-based assets:
 Equity ........................................    $  18.2      $  16.1      $  11.4
 Fixed-income ..................................       20.5         19.8         20.5
                                                    -------      -------      -------
  Total fee-based assets .......................       38.7         35.9         31.9
Retirement-oriented insurance products .........       12.8         12.1         10.6
                                                    -------      -------      -------
    Total ......................................    $  51.5      $  48.0      $  42.5
                                                    =======      =======      =======

----------------
(1) Balanced funds are classified as equity funds; all categories include cash and other short-term investments in applicable portfolios.



                                             As of December 31,
                                   --------------------------------------
 Total Mutual Fund Assets Under       1997         1996         1995
  Management By Asset Class (1)    ----------   ----------   ---------
                                          (dollars in billions)
Equity funds ...................    $  13.3      $  12.1      $  8.6
Fixed-income funds:
 Taxable .......................        7.0          7.0         7.4
 Tax-exempt ....................        6.5          6.6         7.3
                                    -------      -------      ------
  Total ........................    $  26.8      $  25.7      $ 23.3
                                    =======      =======      ======

----------------
(1) Balanced funds are classified as equity funds; all categories include cash and other short-term investments in applicable portfolios.

                                                 For the Year Ended December 31,
                                               ------------------------------------
       Total Assets Under Management--            1997         1996         1995
             Asset Flow Summary                ----------   ----------   ----------
                                                      (dollars in billions)
Assets under management--beginning .........    $  48.0      $  42.5      $  25.6
Sales and reinvestments ....................        7.5          8.6          5.8
Redemptions and withdrawals ................      ( 7.8)       ( 6.9)       ( 9.4)
Asset acquisitions .........................         --          1.2         14.9
Net insurance cash flows ...................        0.7          0.7          0.6
Market appreciation ........................        3.1          1.9          5.0
                                                -------      -------      -------
Assets under management--ending ............    $  51.5      $  48.0      $  42.5
                                                =======      =======      =======

Sales and Asset Retention

The Company believes that the most important factors in accumulating and retaining investment management assets are investment performance, customer service and brand name recognition. Strong investment performance is crucial to asset accumulation and retention, regardless of the product or distribution channel. Performance is particularly important for mutual funds, whether intermediary-distributed or direct-marketed. Fifty-three of the Company's 67 open-end mutual funds were long-term funds as of December 31,1997 (defined as open-end funds having at least a three-year performance record, excluding funds that invest solely in money market securities). Thirty-eight of those 53 funds (representing 81% of the total assets in those 53 funds as of December 31, 1997) were ranked by Lipper in the top two quartiles of their respective peer groups for the three-year period ended that date. The Company believes that over time, more sophisticated tools, such as those employed by consultants to institutional investors, will become available to consumers for analyzing mutual fund performance and risk. The Company's investment performance must remain competitive for the Company to continue to grow investment management product sales and assets.

Excellent service to investors and distributors is a prerequisite to asset retention. Excellent service to its distributors was a factor in the Company's decision to acquire Colonial. In November, 1997, Dalbar, Inc., an independent research and publishing company covering the mutual fund industry, named Colonial the top-ranked mutual fund group for marketing and operational support in its annual survey of broker-dealers.

The Company believes that, in light of the proliferation of mutual funds and investment managers, strong brand name recognition in relevant distribution channels is essential to asset accumulation and retention, particularly with respect to mutual funds. The Company believes that the Colonial name carries strong brand name recognition among brokers and other intermediaries selling mutual funds, and that the Stein Roe name carries similar recognition in the direct sales channel. Similarly, the Company believes that Stein Roe has a franchise presence in the wealth management market and that Newport is a recognized leader in investments in the Asian markets.

Sales of mutual funds and other investment management products are subject to market forces, such as changes in interest rates and stock market performance. Changes in the financial markets, including significant increases or decreases in interest rates or stock prices, can increase or decrease fund sales and redemptions, as well as the values of assets in such portfolios, all of which impact investment management fees.

Distribution
     Liberty Financial sells its products through multiple distribution channels. Total product sales during 1997 were $7.5 billion (including $1.0 billion of reinvested dividends and similar reinvested returns). During 1997 59% of these sales were made through intermediary distributors, with the balance made directly to the investor. Over 34,000 individual brokers and other intermediaries sold Liberty Financial products in 1997.

     Distribution Through Intermediaries

     The Company sells both annuities and mutual funds through various intermediaries, including national and regional brokerage firms, banks and other depository institutions, financial planners and insurance agents. The Company's annuities and mutual funds are most often sold to middle and upper-middle class investors and savers. Many of these individuals seek the help of an investment professional in selecting investment and retirement income and savings products. In each of these intermediary channels, the Company provides products, as well as promotional materials and other support services.


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


     The Company was a pioneer in selling through banks, both in terms of helping banks develop marketing programs and in establishing wholesaling relationships with banks. Liberty Financial operates a sales unit, Independent, that sells mutual funds and annuities through banks. The Company acquired Independent in March, 1996. Since the acquisition, the Company has consolidated its prior bank sales unit, the Liberty Financial Bank Group, with Independent. These businesses design and implement programs that sell annuities and mutual funds through their client banks, license and train sales personnel, and provide related financial services and administrative support. Program structures and the degree of the Company's involvement vary widely depending upon the particular needs of each bank. In some cases, the bank provides space in its branches and the Company places its own sales representatives in that space and fully operates the program. Products sold include the Company's proprietary products, as well as non-proprietary products (including in some cases the bank's proprietary mutual funds). In other cases, the Company's role may be limited to functions such as licensing and training the bank's employees and wholesaling products. At December 31, 1997, Independent had over 100 bank relationships involving over 3,100 registered salespersons.


     The proliferation of competing products and the market presence of certain large competitors requires the Company to compete to establish and maintain distribution relationships and to maintain "shelf space" with distributors. Many of the larger distributors have begun to reduce the number of companies for whom they distribute. Product features, relative performance, pricing and support services to distributors and their customers are important factors in competing for distribution relationships. Some distributors assess fee sharing payments or similar charges as additional compensation for fund sales. The Company can be confronted with the choice of absorbing these charges or limiting its access to certain distributors. An interruption in the Company's continuing relationship with certain of these distributors could materially adversely affect the Company's ability to sell its products. There can be no assurance that the Company would be able to find alternative sources of distribution in a timely manner.


     The sales practices and support needs of the Company's distributors are constantly evolving. The Company must respond to these changes in order to maintain and grow its intermediary distribution relationships. Pricing structures in these channels, particularly with respect to mutual funds, have expanded in recent years from one-time up-front sales loads to add options that shift investors' payments over time and move somewhat toward fee-based pricing. The Company's intermediary-distributed mutual funds now are sold with alternate pricing structures. Intermediaries also increasingly demand that product providers supply new value-added services.


     Direct Distribution


     The Company's direct-marketed mutual funds, as well as its wealth management and institutional asset management services, are sold directly to investors. The Company's directed-marketed mutual funds are purchased predominantly by middle and upper-middle class investors and savers who choose to select their own funds and who wish to avoid paying sales loads and similar fees. Wealth management clients typically are high net worth individuals and families. Institutional asset management clients typically are larger institutional investors managed by in-house professional staffs that select and oversee asset managers, often with the advice of third party consultants.

     In each of the direct sales markets served by the Company, investment performance is essential to generating sales and retaining customers. Mutual fund sales also require robust marketing campaigns using print, radio and television advertising and direct mail that highlight performance and other selling points. The Company believes that certain technology-based customer service and support tools it is developing, including on-line account access and interactive illustrative investment tools, can become important devices in accumulating and retaining assets in the direct distribution channels. Stein Roe's reputation as a high quality asset manager is the most important factor in generating new wealth and institutional asset management clients. Active management of the client relationship, including frequent personal contacts, is necessary to retain these clients.

     So-called "mutual fund supermarkets," such as Charles Schwab & Co., Inc.'s OneSource[RegTM], have become an important source of customers for direct-marketed mutual funds. During 1997, 38% of the total new sales of the Stein Roe mutual funds were through mutual fund supermarkets and similar arrangements. To access these marketplaces, the Company pays the supermarket sponsor a fee based upon a percentage of mutual fund assets held by supermarket customers in return for certain services provided by the supermarket sponsor, such as omnibus shareholder accounting. Financial planners and similar unaffiliated advisors sometimes serve as sources of referrals for wealth management clients, in some cases in return for referral fees or other compensation.


Industry Segment Information
     Liberty Financial conducts its business in two industry segments: annuity insurance and asset management. Annuity insurance operations relate primarily to the Company's fixed, indexed and variable annuities and its closed-block of SPWLs. Asset management operations relate to its mutual funds, wealth management and institutional asset management products. For information on these industry segments, see Note 11 of Notes to the Consolidated Financial Statements of the Company contained in the 1997 Annual Report.


Regulation

     Overview

     The Company's business activities are extensively regulated. The following briefly summarizes the principal regulatory requirements and certain related matters. The regulatory requirements applicable to the Company include, among other things, (i) regulation of the form and in certain cases the content of the Company's products, (ii) regulation of the manner in which those products are sold and (iii) compliance oversight of the Company's business units, including frequent reporting obligations to and inspections by regulators. Changes in or the failure by the Company to comply with applicable law and regulations could have a material adverse effect on the Company.

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

     Keyport issues most of the Company's retirement-oriented insurance products. Independence Life & Annuity Company ("Independence Life") and American Benefit Life Insurance Company, to be renamed "Keyport Benefit Life Insurance Company" on or about April 1, 1998 ("Keyport Benefit"), Keyport subsidiaries, also issue certain policies. Keyport and Independence Life are each chartered in the state of Rhode Island, and the Rhode Island Department of Business Regulation is their primary oversight regulator. Keyport Benefit is chartered in the state of New York, and the New York Department of Insurance is its primary oversight regulator. Keyport Benefit, acquired by Keyport in January, 1998, operates exclusively in New York and Rhode Island. Keyport and Independence Life also must be licensed by the state insurance regulators in each other jurisdiction in which they conduct business. They currently are licensed to conduct business in 49 states (the exception being New York), and in the District of Columbia. State insurance laws generally provide regulators with broad powers related to issuing licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval, and other related matters. The regulators also make periodic examinations of individual companies and review annual and other reports on the financial conditions of all companies operating within their respective jurisdictions.

     Keyport prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Rhode Island Department of Business Regulation. Certain statutory accounting practices are prescribed by state law. Permitted statutory accounting practices encompass all accounting practices that are not proscribed; such practices may differ between the states and companies within a state. The National Association of Insurance Commissioners (the "NAIC") is currently in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of prescribed statutory accounting practices. That project, which is expected to be completed in 1998 may result in changes to the accounting practices that Keyport uses to prepare its statutory-basis financial statements. The impact of any such changes on Keyport's statutory surplus cannot be determined at this time. No assurance can be given that such changes would not have a material adverse effect on the Company.

     Risk-Based Capital Requirements. In recent years, various states have adopted new quantitative standards promulgated by the NAIC. These standards are designed to reduce the risk of insurance company insolvencies, in part by providing an early warning of financial or other difficulties. These standards include the NAIC's risk-based capital ("RBC") requirements. RBC requirements attempt to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The requirements provide for four different levels of regulatory attention which implement increasing levels of regulatory control (ranging from development of an action plan to mandatory receivership). As of December 31, 1997, Keyport's capital and surplus exceeded the level at which the least severe of these regulatory attention levels would be triggered.


     Guaranty Fund Assessments. Under the insurance guaranty fund laws existing in each state, insurers can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. Because assessments typically are not made for several years after an insurer fails, Keyport cannot accurately determine the precise amount or timing of its exposure to known insurance company insolvencies at this time. For certain information regarding Keyport's historical and estimated future assessments in respect of insurance guaranty funds, see Note 16 to the Notes to the Consolidated Financial Statements. The insolvency of large life insurance companies in future years could result in material assessments to Keyport by state guaranty funds. No assurance can be given that such assessments would not have a material adverse effect on the Company.


     Insurance Holding Company Regulation. Current Rhode Island insurance law imposes prior approval requirements for certain transactions with affiliates and generally regulates dividend payments by a Rhode Island-chartered insurance subsidiary to its parent company. Keyport may not make distributions or dividend payments, together with distributions and dividends paid during the preceding 12 months, in excess of the lesser of (i) 10% of its statutory surplus as of the preceding December 31 or (ii) its statutory net gain from operations for the preceding fiscal year without prior approval by the Rhode Island Department of Business Regulation. As of December 31, 1997, such restriction would limit dividends without such approval to $70.3 million. However, Keyport has not paid any dividends since its acquisition in December, 1988. In addition, no person or group may acquire, directly or indirectly, 10% or more of the voting stock or voting power of Liberty Financial unless such person has provided such required information to the Rhode Island Department of Business Regulation and such acquisition is approved by the Department.

     General Regulation at Federal Level and Certain Related Matters. Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements and the removal of barriers restricting banks from engaging in the insurance business. In particular, several proposals to repeal or modify the Bank Holding Company Act of 1956 (which prohibits banks from being affiliated with insurance companies) have been made by members of Congress and the Clinton Administration. Moreover, the United States Supreme Court held in 1995 in NationsBank of North Carolina v. Variable Annuity Life Insurance Company that annuities are not insurance for purposes of the National Bank Act. In addition, the Supreme Court also held in 1995 in Barnett Bank of Marion City v. Nelson that state laws prohibiting national banks from selling insurance in small town locations are preempted by federal law. The Office of the Comptroller of the Currency adopted a ruling in November 1996 that permits national banks, under certain circumstances, to expand into other financial services, thereby increasing competition for the Company. At present, the extent to which banks can sell insurance and annuities without regulation by state insurance departments is being litigated in various courts in the United States. Although the effect of these recent developments on the Company and its competitors is uncertain, there can be no assurance that such developments would not have a material adverse effect on the Company.

     Asset Management Products

     The primary sources of regulation of the Company's asset management operations are the federal securities laws. Asset management products are subject to the Advisers Act. The mutual funds and closed-end funds sponsored by the Company also are subject to the Investment Company Act. Mutual fund shares are securities, and, as such, must be registered under the federal securities laws. The foregoing laws impose various restrictions on the Company's asset management products, including fee structures, the timing and content of advertising, and, in the case of the funds, certain investment restrictions. Mutual funds also must be managed to comply with certain other investment restrictions imposed by the Internal Revenue Code. Accounts subject to the Employee Retirement Income Security Act of 1974 ("ERISA") must comply with certain investment and other restrictions imposed by ERISA.

     The Company's subsidiaries directly engaged in asset management (including Colonial, Stein Roe, Newport and LAMCO) are registered with the Securities and Exchange Commission (the "SEC") as investment advisers under the Advisers Act. They also are subject to the Investment Company Act insofar as it relates to investment advisers to registered investment companies. These securities laws and the related regulations of the SEC require reporting, maintenance of books and records in prescribed forms, mandatory custodial arrangements, approval of employees and representatives and other compliance procedures. Possible sanctions in the event of noncompliance include the suspension of individual employees, limitations on the firm's engaging in business for specified periods of time, revocation of the firm's registrations, censures and fines.

     In the ordinary course of its investment management business, the Company enters into investment advisory agreements with mutual funds and others. As required by the Investment Company Act and the Advisers Act, Liberty Financial's investment advisory agreements provide that the agreements terminate automatically upon their "assignment." The Investment Company Act and the Advisers Act define the term "assignment" to include any "direct or indirect transfer" of a "controlling block of the voting securities" of the issuer's outstanding voting securities. The Investment Company Act presumes that any person holding more than 25% of the voting stock of any person "controls" such person. Sales by Liberty Mutual or other stockholders or new issuances of capital stock by Liberty Financial, among other things, may raise issues relating to assignments of the Company's investment advisory agreements. The Restated Articles include provisions limiting the voting power of shares of the Company's Voting Stock held by holders of 20% or more of such Voting Stock in certain circumstances. These provisions do not apply to Liberty Mutual, subsidiaries or affiliates of Liberty Mutual, direct or indirect subsidiaries of the Company and certain employee plans established or to be established by the Company or certain of its subsidiaries. Liberty Financial's Board of

Directors may approve the exemption of other persons or groups from the provisions described above. While this voting limitation is in place to reduce the likelihood, under certain circumstances, of inadvertent terminations of Liberty Financial's advisory agreements as a result of "assignments" thereof, there can be no assurances that this limitation will prevent such a termination from occurring. In addition, such limitation could be deemed to have an anti-takeover effect and to make changes in management more difficult.

     Several proposals to repeal or modify the Glass-Steagall Act of 1933 (which restricts banks from engaging in securities-related businesses) have been made by members of Congress and the Clinton Administration. Although the effect that any such proposals if adopted would have on the Company and its competitors is uncertain, there can be no assurance that such proposals if adopted would not have a material adverse effect on the Company.

     Distribution

     Sales of the Company's annuities and mutual funds are also subject to extensive regulation. Annuities must be sold through an entity registered as an insurance agency in the particular state. The sales person must be properly licensed under state insurance law. Variable annuities and certain indexed annuities also require the sales person to be registered with the National Association of Securities Dealers ("NASD") and the applicable state securities commission. Mutual fund shares must be sold through an entity registered as a broker-dealer under the Exchange Act and applicable state law. The sales person must be registered with the NASD and the applicable state securities commission.

     Various business units of the Company are registered as broker-dealers. These include certain units which operate the Company's bank marketing business, as well as other units through which mutual fund and certain annuities are sold. Certain bank marketing units also are registered as insurance agencies in states where they sell annuities. These laws regulate the licensing of sales personnel and sales practices. They impose minimum net capital requirements. They also impose reporting, records maintenance, and other requirements, and provide for penalties in the event of non-compliance, similar in scope to the regulations applicable to asset managers.

     Certain securities sales through the Company's bank marketing units are conducted in accordance with the provisions of a "no-action" letter issued by the staff of the Commission requiring, among other things, that securities sales activities be conducted by sales personnel who are registered representatives of the Company and are subject to its supervision and control. The letter limits the functions of non-registered bank personnel to ministerial duties. The letter is not binding on the courts, however, and no assurance can be given that the Commission will not change its position.

     Banks are an important distribution channel for the Company's annuities and mutual funds. The recent growth in sales of mutual funds, annuities and other investment and insurance products through or at banks and similar institutions has prompted increased scrutiny by federal bank regulators, the SEC and other regulators. Regulations promulgated by federal banking authorities impose additional restrictions and duties with respect to bank sales practices, including obligations to disclose that the products are not subject to deposit insurance.


Competition


     The Company's businesses operate in extremely competitive markets. These markets are highly fragmented, although in the case of annuities and mutual funds, a few companies do have relatively substantial market shares. Certain of the Company's competitors are significantly larger and have access to significantly greater financial and other resources.


     The Company's products compete with every other investment or savings vehicle available to a prospective customer, including those offered by other insurance companies, investment management firms and banks. The Company believes that the most important competitive factor affecting the marketability of its products is the degree to which they meet customer expectations, both in terms of returns (after fees and expenses) and service. These competitive pressures apply to competition for customers in general, as well as competition to access and maintain distribution relationships, in the case of products sold through intermediaries. Product and service innovations also are important devices for generating new sales and maintaining distribution relationships. Sales of particular products may be affected by conditions in the financial markets, such as increases or decreases in interest rates or stock prices.

     Product features of particular relevance to annuities include interest crediting and participation rates, surrender charges and innovation in product design. Maintenance of Keyport's financial ratings also is important. The Company believes that the most important factors affecting competition for investment management clients are investment performance, customer service and brand name recognition. Pricing policies and product innovations also are important competitive factors. The Company's ability to increase and retain clients' assets could be materially adversely affected if client accounts underperform the market or competing products or if key investment managers leave the Company. The ability of the Company's asset management subsidiaries to compete with other asset management products also is dependent, in part, on the relative attractiveness of their underlying investment philosophies and methods under prevailing market conditions.

Employees

     As of December 31, 1997, the Company had 2,050 full-time employees summarized by activity as follows: 412 in annuity insurance operations; 1,130 in asset management activities; 459 in marketing and distribution operations; and 49 in general corporate. The Company provides its employees with a broad range of employee benefit programs. The Company believes that its relations with its employees are excellent.

Item 2. Properties

     As of December 31, 1997, the Company leased its various office facilities. The Company's principal leasing arrangements can be summarized as follows: The Company's principal executive offices occupy approximately 30,300 square feet in a single facility in downtown Boston under a lease which expires in 2002. Keyport leases approximately 76,000 square feet in a single facility in downtown Boston under a lease which expires in 2002, and approximately 19,800 square feet in Lincoln, Rhode Island under a lease which expires in 2007. Colonial leases approximately 149,000 square feet of office space in a single facility in downtown Boston under a lease which expires in 2006 and approximately 21,700 square feet in Aurora, Colorado under a lease which expires in 2000. Stein Roe leases 141,300 square feet in downtown Chicago under to a lease which expires in 2009. Independent leases approximately 29,500 square feet in Purchase, New York under a lease which expires in 2007.

Item 3. Legal Proceedings

     The Company is from time to time involved in litigation incidental to its businesses. In the opinion of Liberty Financial's management, the resolution of such litigation is not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None

                     Executive Officers of the Registrant


          Name             Age                        Position
-----------------------   -----   ------------------------------------------------
Gary L. Countryman         58     Chairman and Director
Kenneth R. Leibler         48     Chief Executive Officer, President and Director
John A. Benning            63     Senior Vice President, General Counsel and
                                  Clerk
John V. Carbery            50     Senior Vice President
Harold W. Cogger           62     Executive Vice President
Lindsay Cook               45     Executive Vice President
J. Scott Hansen            45     Senior Vice President, Corporate Development
J. Andy Hilbert            39     Senior Vice President, Chief Financial Officer
                                  and Treasurer
C. Allen Merritt, Jr.      57     Chief Operating Officer
Porter P. Morgan           57     Senior Vice President, Marketing
John W. Rosensteel         57     President and Chief Executive Officer of
                                  Keyport

     Mr. Countryman has been Chief Executive Officer of Liberty Mutual and Liberty Mutual Fire Insurance Company (an affiliate of Liberty Mutual) since 1986, and has been Chairman of both companies since 1991. He currently serves as a director of the Company, Liberty Mutual and certain of its affiliates, BankBoston Corporation, Boston Edison Company and Harcourt General, Inc.

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

     Mr. Benning has been Senior Vice President, General Counsel and Clerk of Liberty Financial since October, 1989.

     Mr. Carbery joined Liberty Financial as Senior Vice President in February, 1998. Prior to that time he was a Managing Director of Salomon Brothers Inc.

     Mr. Cogger became Executive Vice President and director of Liberty Financial at the time it acquired Colonial in March, 1995. He was President of Colonial from November, 1994 to December, 1996 and Chief Executive Officer from March, 1995 to December, 1996. He was President of its principal subsidiary, Colonial Management Associates, Inc. from 1993 to December, 1996, and Chief Executive Officer from March, 1995 to December, 1996.

     Mr. Cook became Executive Vice President of Liberty Financial in February, 1997. He became a Senior Vice President of Liberty Financial in February, 1994, having been a Vice President prior to that time.

     Mr. Hansen became Senior Vice President, Corporate Development in May, 1996. Prior to that time he was Vice President, Corporate Development.

     Mr. Hilbert joined the Company as Senior Vice President and Chief Financial Officer in March, 1997. He became Treasurer in March, 1998. From October 1995 until that time, he was Senior Vice President and Chief Financial Officer of Paul Revere Corporation. Prior to joining Paul Revere, Mr. Hilbert was a partner at Price Waterhouse.

     Mr. Merritt became Chief Operating Officer of Liberty Financial in March, 1998. From February, 1997 to March, 1998 he was Executive Vice President. He was Senior Vice President of Liberty Financial prior to that time.

     Mr. Morgan has been Senior Vice President, Marketing of Liberty Financial since 1991.

     Mr. Rosensteel has been President and Chief Executive Officer of Keyport since 1993.

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters The Company's Common Stock is listed on the New York Stock Exchange
("NYSE") under the symbol "L". The Common Stock is also listed on the Boston Stock Exchange. On December 31, 1997, the closing price of the Company's Common Stock on the NYSE was $37.75 per share. Per share amounts have been adjusted to reflect the Company's 3 for 2 common stock split effected in the form of a 50 percent stock dividend on December 10, 1997. As of February 28, 1998 there were approximately 217 shareholders of record. In addition, the Company estimates that there are approximately 2,500 beneficial shareholders whose shares are held in street name. The high and low sales prices for each quarter during 1997 and 1996, as traded on the NYSE Composite Tape, were as follows:


                                1997
Quarter                   High          Low
--------------------   ----------   ----------
  January-March         $30-7/16      $  25-3/4
  April-June             34-1/16         25-1/4
  July-September          37-1/8       32-13/16
  October-December        38-1/4        33-5/16


                                1996
Quarter                   High         Low
--------------------   ----------   ---------
  January-March         $ 21-9/16    $     20
  April-June             22-11/16      20-1/2
  July-September          22-9/16     17-7/16
  October-December             26     20-9/16

     The Company's practice has been to pay quarterly cash dividends of $0.10 per share (adjusted for such stock split). The declaration and payment of any dividends on the Common Stock are dependent upon the Company's results of operations, financial condition, cash requirements, capital requirements, regulatory considerations and other relevant factors, and in all events are subject to the discretion of the Board of Directors and to any preferential dividend rights of the outstanding Series A Convertible Preferred Stock ("Preferred Stock") of Liberty Financial. The holders of the issued and outstanding shares of Preferred Stock are entitled to receive cumulative cash dividends at the rate of $2.875 per annum per share, payable in equal quarterly installments. The terms of the Preferred Stock preclude the payment of any dividends on the Common Stock unless cumulative dividends on the outstanding Preferred Stock have been paid or declared in full. Accordingly, there is no requirement, and no assurances can be given, that dividends will be paid on the Common Stock.

     The Company's Board of Directors established an optional dividend reinvestment plan ("DRIP") for holders of Common Stock and Preferred Stock. Liberty Mutual has participated in the DRIP since its inception. Such participation may be terminated at any time. Based upon Liberty Financial's current expectations as to its liquidity and cash needs, Liberty Financial's ability to pay dividends on the Common Stock may be dependent upon Liberty Mutual's continued participation in the DRIP. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity" in the 1997 Annual Report.


     For a discussion of certain restrictions on the Company's ability to pay dividends in cash on its Common stock, see "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity" in the 1997 Annual Report.


     Sales of Unregistered Securities


     Liberty Financial issued shares of its Common Stock during 1997 without registration under the Securities Act of 1933 (the "Securities Act") in the transactions described below.


     On March 7, 1996, Liberty Financial acquired Independent in a stock-for-stock exchange with four individuals who were the shareholders of Independent. The acquisition agreement provides for certain subsequent payments of additional shares based upon certain conditions. In July, 1997, Liberty Financial issued an additional 115,383 shares in the aggregate (as adjusted for the stock split described above) to such persons in satisfaction of certain of such payments. Such issuances were exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 6. Selected Financial Data
     The Selected Consolidated Financial Data, which appears on page 24 in the 1997 Annual Report, are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Management's Discussion and Analysis of Results of Operations and Financial Condition, which appears beginning on page 25 in the 1997 Annual Report, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
     Not applicable.

Item 8. Financial Statements and Supplementary Data
     The Company's Consolidated Financial Statements which appear beginning on page 35 in the 1997 Annual Report, and the report thereon of Ernst & Young LLP as of and for the year ended December 31, 1997, which appears on page 55 in the 1997 Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.


                                   Part III

Item 10. Directors and Executive Officers of the Registrant
     Information relating to the executive officers of the registrant appears under the caption "Executive Officers of the Registrant" included in Part I of this Form 10-K following Item 4.

     Information relating to the directors of the registrant is incorporated herein by reference from Liberty Financial's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 11, 1998 to be mailed prior to March 31, 1998 (the "Proxy Statement") under the caption "Election of Directors."

     In addition, the information appearing in the Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial
Owners--Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 11. Executive Compensation
     Information relating to executive compensation is incorporated herein by reference from the Proxy Statement under the following captions: "Compensation of Executive Officers" (excluding, however, the portions thereof under the subcaptions "Compensation Committee Report on Executive Compensation" and "Stockholder Return Comparisons") and "Election of Directors--1997 Meetings and Standard Fee Arrangements."

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

Item 13. Certain Relationships and Related Transactions
     Information relating to Certain Relationships and Related Transactions is incorporated herein by reference from the Proxy Statement under the captions "Certain Relationships and Related Transactions."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) 1. Financial Statements

     The following Consolidated Financial Statements of the Company, which appear beginning on page 35 of the 1997 Annual Report, are incorporated herein by reference:

     Consolidated Balance Sheets as of December 31, 1997 and 1996
     Consolidated Income Statements for the Years Ended December 31, 1997,
       1996 and 1995
     Consolidated Statements of Stockholders' Equity for the Years Ended
       December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows for the Years Ended December 31,
      1997, 1996 and 1995
     Notes to Consolidated Financial Statements

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


     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1997.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston and the Commonwealth of Massachusetts on March 23, 1998.



                                        LIBERTY FINANCIAL COMPANIES, INC.




                                        By: /s/ Kenneth R. Leibler
                                           ------------------------------------

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



          Signature                             Title                          Date
----------------------------   ---------------------------------------   ---------------
 /s/ Kenneth R. Leibler        Chief Executive Officer, President        March 23, 1998
-------------------------      and Director
     Kenneth R. Leibler

 /s/ J. Andy Hilbert           Senior Vice President and Chief           March 23, 1998
-------------------------      Financial Officer (Principal Financial
     J. Andy Hilbert           and Accounting Officer)

 /s/ Gary L. Countryman        Director                                  March 23, 1998
-------------------------
     Gary L. Countryman

 /s/ Gregory H. Adamian        Director                                  March 23, 1998
-------------------------
    Gregory H. Adamian

 /s/ Gerald E. Anderson        Director                                  March 23, 1998
-------------------------
     Gerald E. Anderson

 /s/ Michael J. Babcock        Director                                  March 23, 1998
-------------------------
     Michael J. Babcock

 /s/ Harold W. Cogger          Director                                  March 23, 1998
-------------------------
     Harold W. Cogger

 /s/ Paul J. Darling, II       Director                                  March 23, 1998
-------------------------
     Paul J. Darling, II

 /s/ David F. Figgins          Director                                  March 23, 1998
-------------------------
     David F. Figgins

 /s/ John B. Gray              Director                                  March 23, 1998
-------------------------
     John B. Gray

 /s/ John P. Hamill            Director                                  March 23, 1998
-------------------------
    John P. Hamill


          Signature               Title                                        Date
-----------------------------  ----------                                 ---------------
 /s/ Marian L. Heard           Director                                  March 23, 1998
-------------------------
     Marian L. Heard

/s/ Raymond H. Hefner, Jr.     Director                                  March 23, 1998
-------------------------
    Raymond H. Hefner, Jr.

 /s/ Edmund F. Kelly           Director                                  March 23, 1998
-------------------------
     Edmund F. Kelly

 /s/ Sabino Marinella          Director                                  March 23, 1998
-------------------------
     Sabino Marinella

 /s/ Thomas J. May             Director                                  March 23, 1998
-------------------------
     Thomas J. May

 /s/ Ray B. Mundt              Director                                  March 23, 1998
-------------------------
     Ray B. Mundt

 /s/ Glenn P. Strehle          Director                                  March 23, 1998
-------------------------
     Glenn P. Strehle

 /s/ Stephen J. Sweeney        Director                                  March 23, 1998
-------------------------
     Stephen J. Sweeney

                                                                     Schedule I


                       LIBERTY FINANCIAL COMPANIES, INC.

                             SUMMARY OF INVESTMENTS
                                 (in millions)




                                                                             December 31, 1997
                                                                --------------------------------------------
                                                                                                  Balance
                                                                  Amortized                        Sheet
Type of Investment                                                   Cost        Fair Value        Amount
-------------------------------------------------------------   -------------   ------------   -------------
Fixed maturities:
  U.S. Treasury securities and obligations of U.S. government
   corporations and agencies ................................    $  1,218.4     $  1,267.4      $  1,267.4
  Foreign governments .......................................         272.5          280.2           280.2
  Corporate and other securities ............................       7,164.8        7,293.7         7,293.7
  Mortgage backed securities ................................       2,325.9        2,405.2         2,405.2
                                                                 ----------     ----------      ----------
   Total fixed maturities ...................................      10,981.6       11,246.5        11,246.5
Equity securities:
 Common stocks:
  Industrial, miscellaneous and all other ...................          21.9           40.8            40.8
Mortgage loans on real estate (1) ...........................          60.7           63.0            60.7
Policy loans ................................................         554.7          554.7           554.7
Other long term investments .................................         444.4          462.7           440.8
                                                                 ----------     ----------      ----------
   Total investments ........................................    $ 12,063.3     $ 12,367.7      $ 12,343.5
                                                                 ==========     ==========      ==========

------------
1 Includes mortgage notes relating to certain investment property owned by Liberty Mutual in the amount of $39.5 million at December 31, 1997.

                                                                    Schedule II

                       LIBERTY FINANCIAL COMPANIES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     (in millions, except per share data)


                                Balance Sheets



                                                           December 31
                                                    --------------------------
                                                        1997           1996
                                                    ------------   -----------
Assets:
 Cash and cash equivalents ......................    $    19.4      $     7.4
 Investments in subsidiaries ....................      1,183.4        1,060.3
 Notes receivable--subsidiaries .................        160.9          160.2
 Accounts receivable--subsidiaries ..............         20.8           15.2
 Other assets ...................................         44.0           33.7
                                                     ---------      ---------
                                                     $ 1,428.5      $ 1,276.8
                                                     =========      =========
Liabilities:
 Note payable to parent .........................    $   199.0      $   199.0
 Accounts payable and accrued expenses ..........         16.0           12.6
                                                     ---------      ---------
                                                         215.0          211.6
                                                     ---------      ---------
 Redeemable convertible preferred stock .........         14.6           13.8
                                                     ---------      ---------
Stockholders' Equity:
 Common stock ...................................          0.4            0.3
 Additional paid-in capital .....................        866.5          835.3
 Net unrealized investment gains ................         83.0           74.4
 Retained earnings ..............................        251.5          141.4
 Cost of common stock held in treasury ..........     (    0.3)            --
 Unearned compensation ..........................     (    2.2)            --
                                                     ---------      ---------
  Total stockholders' equity ....................      1,198.9        1,051.4
                                                     ---------      ---------
                                                     $ 1,428.5      $ 1,276.8
                                                     =========      =========

                               Income Statements

                                                                  Year Ended December 31
                                                           ------------------------------------
                                                              1997         1996         1995
                                                           ----------   ----------   ----------
Interest income, principally from subsidiaries .........   $   13.0      $  12.1       $ 12.0
Realized investment losses .............................        0.6           --           --
Operating expenses .....................................       15.6         16.3         15.1
                                                           --------     --------      -------
Loss before income taxes ...............................       (3.2)        (4.2)       ( 3.1)
Benefit for income taxes ...............................      (19.2)       (21.9)       (15.7)
Equity in net income of subsidiaries ...................      113.5         83.0         61.3
                                                           --------     --------      -------
Net income .............................................   $  129.5     $  100.7       $ 73.9
                                                           ========     ========      =======
Net income per share--basic ............................   $   2.94     $   2.36      $  1.85
                                                           ========     ========      =======
Net income per share--assuming dilution ................   $   2.77     $   2.24      $  1.76
                                                           ========     ========      =======

  See Notes to Consolidated Financial Statements contained in the 1997 Annual
                   Report incorporated herein by reference.

                       LIBERTY FINANCIAL COMPANIES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in millions)


                           Statements of Cash Flows


                                                                         Year Ended December 31
                                                                 --------------------------------------
                                                                     1997          1996         1995
                                                                 -----------   -----------   ----------
Cash flows from operating activities:
 Net income ..................................................    $  129.5      $  100.7      $   73.9
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Equity in net income of subsidiaries .....................      (113.5)       ( 83.0)       ( 61.3)
    Increase in notes receivable--subsidiaries ...............      (  0.7)       (  1.2)       ( 24.6)
    Net change in accounts receivable--subsidiaries,
      other assets and accounts payable ......................      (  9.2)       ( 41.2)          8.6
                                                                  --------      --------      --------
 Net cash provided by (used in) operating activities .........      (  6.1)       ( 24.7)       (  3.4)
                                                                  --------      --------      --------
Cash flows from investing activities:
 Acquisitions ................................................          --        (  8.1)       (106.4)
 Capital contributions to subsidiaries .......................      ( 25.0)       (  8.0)       ( 36.0)
                                                                  --------      --------      --------
 Net cash used in investing activities .......................      ( 25.0)       ( 16.1)       (142.4)
                                                                  --------      --------      --------
Cash flows from financing activities:
 Dividends, net ..............................................        23.3          36.1          20.1
 Exercise of stock options ...................................         7.5           2.4           0.7
 Common stock issued to 401(k) plan ..........................         0.1            --            --
 Debt borrowing from parent ..................................          --            --         124.0
                                                                  --------      --------      --------
 Net cash provided by financing activities ...................        30.9          38.5         144.8
                                                                  --------      --------      --------
 Increase (decrease) in cash and cash equivalents ............        12.0        (  2.3)       (  1.0)
 Cash and cash equivalents at beginning of year ..............         7.4           9.7          10.7
                                                                  --------      --------      --------
 Cash and cash equivalents at end of year ....................    $   19.4      $    7.4      $    9.7
                                                                  ========      ========      ========

  See Notes to Consolidated Financial Statements contained in the 1997 Annual
                   Report incorporated herein by reference.

                                                                    Schedule III


                       LIBERTY FINANCIAL COMPANIES, INC.

                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (in millions)


                      Three Years Ended December 31, 1997



Column A            Column B      Column C        Column D   Column E
------------------- ------------- --------------- ---------- ----------------
                                                             Policy
                                  Policyholder               contract
                    Deferred      account                    claims and
                    policy        balances and               other
                    acquisition   future policy   Unearned   policyholders'
                    costs         benefits        premiums   funds
December 31, 1997
Interest sensitive
 products .........    $ 232.0      $ 12,031.8       NA           $ 54.3
                       =======      ==========                    ======
December 31, 1996
Interest sensitive
 products .........    $ 250.4      $ 11,610.4       NA           $ 27.1
                       =======      ==========                    ======
December 31, 1995
Interest sensitive
 products .........    $ 179.7      $ 10,063.3       NA           $ 21.1
                       =======      ==========                    ======



Column A            Column F    Column G     Column H        Column I       Column J    Column K
------------------- ----------- ------------ --------------- -------------- ----------- ---------
                                             Interest
                                             credited to     Amortization
                                             policyholders   of deferred
                                Net          and policy      policy         Other
                    Insurance   investment   benefits and    acquisition    operating   Premiums
                    revenues    income       claims          costs          expenses    written
December 31, 1997
Interest sensitive
 products .........   $ 33.1      $ 853.1        $ 598.0         $ 75.9       $ 61.6       NA
                      ======      =======        =======         ======       ======
December 31, 1996
Interest sensitive
 products .........   $ 30.9      $ 796.4        $ 576.2         $ 60.2       $ 55.1       NA
                      ======      =======        =======         ======       ======
December 31, 1995
Interest sensitive
 products .........   $ 27.9      $ 761.8        $ 560.2         $ 58.5       $ 55.1       NA
                      ======      =======        =======         ======       ======

                                 Exhibit Index


     Exhibit
      Number                                            Description
-----------------   -----------------------------------------------------------------------------------
        3.1 (1)     Form of Restated Articles of Organization of the Company
        3.2 (1)     Form of Certificate of Designation of Series A Convertible Preferred Stock of the
                    Company
        3.3         Restated By-laws of the Company, as amended
        4.1 (1)     Form of Certificate for Common Stock of the Company
        4.2 (1)     Form of Certificate for Series A Convertible Preferred Stock of the Company
       10.1 (1)     Form of Intercompany Agreement between Liberty Mutual and the Company
       10.2 (2)     Form of Registration Rights Agreement between Liberty Mutual and the Company
       10.3 (2)     Form of Tax Sharing Agreement between Liberty Mutual and the Company
       10.4 (1)     Form of 1990 Stock Option Plan of the Company, together with amendments 1 and 2 thereto
       10.5 (1)     Form of Savings and Investment Plan and Trust of the Company
     10.5.1 (3)     Amendment No. 1 to Savings and Investment Plan
       10.6 (1)     Form of Amended and Restated Supplemental Savings Plan of the Company
       10.7 (1)     Form of Stein Roe Profit Sharing Plan and amendments thereto
       10.8 (1)     Form of Pension Plan of the Company
     10.8.1 (3)     Amendment No. 1 to Pension Plan
       10.9 (1)     Form of Amended and Restated Supplemental Pension Plan of the Company
      10.10(4)      Form of Amended and Restated 1995 Stock Incentive Plan of the Company
      10.11(2)      Form of 1995 Employee Stock Purchase Plan of the Company
      10.12(1)      Form of Deferred Compensation Plan of the Company
    10.12.1 (1)     Letters from the Company, setting forth additional retirement benefits for John A.
                    Benning and Sabino Marinella
      10.13(1)      Form of Keyport Deferred Compensation Plan
      10.14(1)      Form of Stein Roe Deferred Compensation Plan
    10.14.1 (1)     Form of Stein Roe Non-Qualified Supplemental Retirement Plan
    10.14.2 (1)     Form of Stein Roe Long Term Incentive Plan
      10.15(5)      Form of Promissory Note in the principal amount of $99.0 million dated April 5,
                    1995
      10.16(1)      Lease Agreement with respect to 600 Atlantic Avenue, Boston, Massachusetts
      10.17(1)      Lease Agreement with respect to 125 High Street, Boston, Massachusetts, as amended
      10.18(1)      Lease Agreement with respect to One South Wacker Drive, Chicago, Illinois, as amended
      10.19(1)      Unconditional Guarantee Agreement dated November 7, 1991 executed by
                    Liberty Mutual and related Mortgage Maintenance Agreement by and among LRE
                    Properties, Inc., Atlantic Real Estate Limited Partnership and Keyport Life
                    Insurance Company
      10.20(1)      Administrative Services Agreement dated as of June 9, 1993 between Liberty Life
                    Assurance Company of Boston and Keyport Life Insurance Company
      10.21(5)      Lease Agreement with respect to One Financial Center, Boston, Massachusetts
      10.22(1)      $100 Million of Mortgage Notes owned by Keyport issued by indirect subsidiaries of Liberty Mutual
      10.23(2)      Promissory Notes dated March 24, 1995 of the Company issued to Liberty Mutual and two of its affiliates in the aggregate principal amount of $100.0 million
      10.24(1)      Form of Promissory Note dated January 29, 1995 of SteinRoe Services, Inc. in the principal amount of $30.0 million
      10.26(2)      Form of Employment Agreement among the Company, Colonial and Harold W.
                    Cogger
      10.27(2)      Credit agreement among Colonial and The First National Bank of Boston, as agent for itself and certain other lenders named therein (and Amendments No. 1 and 2 thereto)

      Exhibit
      Number                                           Description
------------------   ------------------------------------------------------------------------------
  10.27.1 (3)        Amendment No. 3 to Credit Agreement
  10.27.2 (5)        Amendment No. 4 to Credit Agreement
     10.28(3)        Colonial Profit Sharing Plan (and Amendment Nos. 1-3 thereto)
     10.29(3)        Colonial Split-Dollar Insurance Coverage description
     10.30(5)        Coinsurance Agreement between Fidelity and Guaranty Life Insurance Company and Keyport Life Insurance Company, and first and second amendments thereto
     10.31(6)        Dividend Reinvestment Plan of the Company
       12            Statement re computation of ratios
       13            Portions of Annual Report to Stockholders incorporated by reference into this
                     Report
       21            Subsidiaries of the Company
     23.1            Consent of Ernst & Young LLP
     23.2            Report and Consent of KPMG Peat Marwick LLP
     27.1            Article 7 FDS for 1997 10-K
     27.2            Restated Article 7 FDS for 1996 10-K Filing
     27.3            Restated Article 7 FDS for 1996 10-Q Filings
     27.4            Restated Article 7 FDS for 1997 10-Q Filings
     99.3 (1)        Form of Stockholders' Agreement among the Company, Liberty Mutual Insurance
                     Company and certain holders of the Company's Series A Convertible Preferred
                     Stock

------------
(1) Incorporated by reference to the same Exhibit Number in the Company's Registration Statement on Form S-4 (filed under the name NEW LFC, INC.) (Registration No. 33-88824).

(2) Incorporated by reference to the same Exhibit Number in the Company's 1994 Annual Report on Form 10-K filed March 30, 1995.

(3) Incorporated by reference to the same Exhibit Number in the Company's 1995 Annual Report on Form 10-K filed March 29, 1996.

(4) Incorporated by reference to the same Exhibit Number in the Company's Registration Statement on Form S-3 (Registration Number 333-29315).

(5) Incorporated by reference to the same Exhibit Number in the Company's 1996 Annual Report on Form 10-K filed March 28, 1997.

(6) Incorporated by reference to Prospectus contained in the Company's Registration Statement on Form S-3 (Registration Number 333-20067).

                             Selected Exhibits

                                                                     LFC-10K-98