Form 10-Q
period 1998-03-31
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 1998-05-14
CIK 936372

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended  March 31, 1998
                                                 ----------------

                                    or

[   ] TRANSITION REPORT  PURSUANT  TO  SECTION 13 OR  15(d)  OF  THE SECURITIES
EXCHANGE ACT OF 1934
      For the transition period from                 to
                                     ---------------    ------------------

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

   There were 45,077,187 shares of the registrant's Common Stock, $.01 par value, and 326,036 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of April 30, 1998.


Exhibit Index - Page 19                                             Page 1 of 21

                        LIBERTY FINANCIAL COMPANIES, INC.
          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED MARCH 31, 1998


                                TABLE OF CONTENTS


Part I.  FINANCIAL INFORMATION                                           Page
                                                                         ----

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March
           31, 1998 and December 31, 1997

         Consolidated Income Statements for the
           Three Months Ended March 31, 1998 and 1997

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997

         Consolidated Statement of Stockholders'
           Equity for the Three Months Ended March 31, 1998

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition


Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                        LIBERTY FINANCIAL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)

                                                  March 31          December 31
                                                    1998                1997
                                                 ----------         -----------
                                                  Unaudited
                               ASSETS
Assets:
   Investments                                   $12,395.7          $12,343.5
   Cash and cash equivalents                       1,410.2            1,290.1
   Accrued investment income                         166.9              165.0
   Deferred policy acquisition costs                 236.5              232.0
   Value of insurance in force                        52.7               53.3
   Deferred distribution costs                       107.0              108.1
   Intangible assets                                 197.8              199.0
   Other assets                                      324.1              131.4
   Separate account assets                         1,469.5            1,329.2
                                                 ----------         ----------
                                                 $16,360.4          $15,851.6
                                                 ==========         ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policyholder balances                         $12,161.6          $12,086.1
   Notes payable to affiliates                       229.0              229.0
   Payable for investments
     purchased and loaned                            971.1              722.1
   Other liabilities                                 345.2              336.9
   Separate account liabilities                    1,401.4            1,264.0
                                                 ----------         ----------
    Total liabilities                             15,108.3           14,638.1
                                                 ----------         ----------

Series A redeemable convertible
  preferred stock, par value $.01;
  authorized, issued and outstanding
  326,036 shares in 1998 and 327,006
  shares in 1997                                      14.7               14.6
                                                 ----------         ----------

Stockholders' Equity:
 Common stock, par value $.01;
  authorized 100,000,000 shares,
  issued 45,064,950 shares in 1998 and
  44,706,398 shares in 1997                            0.5                0.4
 Additional paid-in capital                          873.1              866.5
 Accumulated other comprehensive income               87.9               83.0
 Retained earnings                                   278.1              251.5
 Cost of common stock held in treasury
  (9,465 shares at December 31, 1997)                  0.0               (0.3)
 Unearned compensation                                (2.2)              (2.2)
                                                 ----------         ----------
      Total stockholders' equity                   1,237.4            1,198.9
                                                 ----------         ----------
                                                 $16,360.4          $15,851.6
                                                 ==========         ==========

          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (in millions, except per share data)
                                    Unaudited
                                                        Three Months Ended
                                                              March 31
                                                  -----------------------------
                                                     1998               1997
                                                  ----------         ----------
Investment income                                    $207.4             $208.0
Interest credited to policyholders                   (142.1)            (147.3)
                                                  ----------         ----------
Investment spread                                      65.3               60.7
                                                  ----------         ----------
Net realized investment gains                           2.2               12.9
                                                  ----------         ----------
Fee income:
  Investment advisory and administrative fees          56.8               53.1
  Distribution and service fees                        12.6               12.1
  Transfer agency fees                                 12.2               11.8
  Surrender charges and net commissions                 8.4                8.5
  Separate account fees                                 4.7                3.9
                                                  ----------         ----------
Total fee income                                       94.7               89.4
                                                  ----------         ----------
Expenses:
  Operating expenses                                  (79.9)             (75.8)
  Amortization of deferred policy
   acquisition costs                                  (19.0)             (16.3)
  Amortization of deferred distribution costs          (9.0)              (8.2)
  Amortization of value of insurance in force          (1.5)              (3.2)
  Amortization of intangible assets                    (3.5)              (3.2)
  Interest expense, net                                (3.9)              (4.5)
                                                  ----------         ----------
Total expenses                                       (116.8)            (111.2)
                                                  ----------         ----------

Pretax income                                          45.4               51.8
Income tax expense                                    (13.9)             (16.8)
                                                  ----------         ----------
Net income                                            $31.5              $35.0
                                                  ==========         ==========
Net income per share - basic                          $0.70              $0.81
                                                  ==========         ==========
Net income per share - assuming dilution              $0.67              $0.76
                                                  ==========         ==========


          See accompanying notes to consolidated financial statements.


                     LIBERTY FINANCIAL COMPANIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in millions)
                                  Unaudited
                                                       Three Months Ended
                                                            March 31
                                                  -----------------------------
                                                     1998               1997
                                                  ----------         ----------
Cash flows from operating activities:
Net income                                            $31.5              $35.0
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                        19.0               18.2
  Interest credited to policyholders                  142.1              147.3
  Net realized investment gains                        (2.2)             (12.9)
  Net amortization (accretion) on investments          39.3               (8.1)
  Change in deferred policy acquisition costs          (0.2)              (0.6)
  Net change in other assets and liabilities          (26.2)             (18.0)
                                                  ----------         ----------
   Net cash provided by operating activities          203.3              160.9
                                                  ----------         ----------
Cash flows from investing activities:
 Investments purchased available for sale          (1,145.3)            (724.4)
 Investments sold available for sale                1,034.0              243.6
 Investments matured available for sale               287.5              450.5
 Change in policy loans, net                           (9.0)              (6.0)
 Change in mortgage loans, net                          1.4                1.7
                                                  ----------         ----------
   Net cash provided by (used in) investing
    activities                                        168.6              (34.6)
                                                  ----------         ----------
Cash flows from financing activities:
 Withdrawals from policyholder accounts              (393.1)            (299.4)
 Deposits to policyholder accounts                    167.4              202.3
 Securities lending                                   (23.2)             223.7
 Change in revolving credit facility                   (4.0)              (5.5)
 Exercise of stock options                              2.5                1.3
 Dividends paid                                        (1.4)              (1.0)
                                                  ----------         ----------
   Net cash provided by (used in)
    financing activities                             (251.8)             121.4
                                                  ----------         ----------

 Increase in cash and cash equivalents                120.1              247.7
 Cash and cash equivalents at beginning
   of period                                        1,290.1              875.8
                                                  ----------         ----------
 Cash and cash equivalents at end of period        $1,410.2           $1,123.5
                                                  ==========         ==========


          See accompanying notes to consolidated financial statements.

                          LIBERTY FINANCIAL COMPANIES, INC.
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (in millions)
                                    Unaudited

                                Accum.
                        Add'l.  Other                                 Total
               Common  Paid-In  Comp.   Retained  Treas.  Unearned Stockholders'
                Stock  Capital  Income  Earnings  Stock     Comp.     Equity
              -------  -------  ------- --------  ------  -------- ------------
Balance,
 December
 31, 1997       $0.4   $866.5    $83.0   $251.5   $(0.3)    $(2.2)    $1,198.9
Effect of
 stock-based
 compensation
 plans           0.1      3.3                       0.3                    3.7
Accretion to
 face value of
 preferred
 stock                                     (0.2)                          (0.2)
Common stock
 dividends                3.3              (4.5)                          (1.2)
Preferred stock
 dividends                                 (0.2)                          (0.2)
Net income                                 31.5                           31.5
Other
 comprehensive
 income, net
 of tax                            4.9                                     4.9
              -------  -------  ------- --------  ------  -------- ------------
Balance, March
 31, 1998       $0.5   $873.1    $87.9   $278.1    $0.0     $(2.2)    $1,237.4
              =======  =======  ======= ========  ======  ======== ============




           See accompanying notes to consolidated financial statements.


                            LIBERTY FINANCIAL COMPANIES, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       Unaudited

1.  General

      The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1997 Annual Report to Stockholders. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current period presentation.

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

     Approximately 63% of the Company's income before interest expense, amortization of intangible assets, net realized gains and income taxes for the three months ended March 31, 1998 was attributable to the Company's annuity insurance business, with the remaining 37% attributable to the Company's asset management activities. This compares to approximately 65% and 35%, respectively, during the year earlier period.

3.  Investments

     Investments, all of which pertain to the Company's annuity insurance operations, were comprised of the following (in millions):



                                              March 31            December 31
                                                1998                 1997
                                            -----------           -----------
    Fixed maturities                         $11,187.4             $11,246.5
    Equity securities                             41.5                  40.8
    Mortgage loans                                59.2                  60.7
    Policy loans                                 563.7                 554.7
    Other invested assets                        543.9                 440.8
                                            -----------           -----------
        Total                                $12,395.7             $12,343.5
                                            ===========           ===========

     The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and enable appropriate tax planning, the Company classifies its entire fixed maturities investments as "available for sale" which are carried at fair value.

4.  Net Income Per Share

     The  following   table  sets  forth  the  computation  of  net  income  per share - basic and net income per share-assuming dilution (in millions, except share and per share data):

                                                           Three Months Ended
                                                                 March 31
                                                           -------------------
                                                             1998        1997
                                                           -------      ------
    Numerator:
     Net income                                             $31.5        $35.0
     Preferred stock dividends                               (0.2)        (0.2)
                                                           -------       ------
     Numerator for net income per share -
      basic - income available to common
      stockholders                                           31.3         34.8
     Effect of dilutive securities:
      Preferred stock dividends                               0.2          0.2
                                                           -------       ------
                                                              0.2          0.2
                                                           -------       ------
      Numerator for net income per share
        - assuming dilution - income
        available to common stockholders
        after assumed conversions                            31.5         35.0
    Denominator:
      Denominator for net income per
        share - basic - weighted-average shares        44,747,459   43,163,696
      Effect of dilutive securities:
        Employee stock options                          1,828,980    2,571,529
        Convertible preferred stock                       517,474      518,457
                                                       -----------  -----------
      Dilutive potential common shares                  2,346,454    3,089,986
                                                       -----------  -----------
        Denominator for net income per
         share - assuming dilution -
         adjusted weighted-average shares
         and assumed conversions                       47,093,913   46,253,682
                                                      ============  ===========

      Net income per share - basic                          $0.70        $0.81
                                                      ============  ===========
      Net income per share - assuming
         dilution                                           $0.67        $0.76
                                                      ============  ===========

5.   Recent Accounting Change

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in accumulated other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     During the first quarters of 1998 and 1997, comprehensive income (loss) was comprised of the following (in millions):

                                                            Three Months Ended
                                                                 March 31
                                                          ---------------------
                                                           1998           1997
                                                          ------         ------
    Net income                                            $31.5          $35.0
    Other comprehensive income (loss),
     net of tax:
      Change in net unrealized
       investment gains                                     4.9          (43.7)
                                                          ------         ------
    Comprehensive income (loss)                           $36.4          $(8.7)
                                                          ======         ======

6.  Recent Accounting Pronouncement

     In April 1998, the Financial Accounting Standards Board voted to proceed with the drafting of an accounting statement entitled "Accounting for Derivative Instruments and for Hedging Activities," which is expected to be issued by mid-June. This statement will standardize the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This statement will become effective for fiscal years beginning after June 15, 1999. Earlier adoption is permitted as of July 1, 1998. The Company is evaluating the impact of this statement.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

   Net Income was $31.5 million or $0.67 per share in the first quarter of 1998 compared to $35.0 million or $0.76 per share in the first quarter of 1997. The decrease of $3.5 million in 1998 compared to 1997 resulted from lower net realized investment gains and higher operating expenses and amortization expense. Partially offsetting these items were higher investment spread and fee income and lower income tax expense.

   Pretax Income was $45.4 million in the first quarter of 1998 compared to $51.8 million in the first quarter of 1997. The lower pretax income in 1998 compared to 1997 resulted from lower net realized investment gains and higher operating expenses and amortization expense. Partially offsetting these items were higher investment spread and fee income.

   Investment Spread is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $65.3 million in the first quarter of 1998 compared to $60.7 million in the first quarter of 1997. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. Such investment spread percentage in the first quarter of 1998 was 1.89% compared to 1.90% in the first quarter of 1997.

   Investment income was $207.4 million in the first quarter of 1998 compared to $208.0 million in the first quarter of 1997. The decrease of $0.6 million in 1998 compared to 1997 primarily relates to a $10.7 million decrease resulting from a lower average investment yield, largely offset by a $10.1 million increase as a result of the higher level of average invested assets. The 1998 investment income was net of $17.3 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $7.8 million in 1997. The average investment yield was 6.58% in the first quarter of 1998 compared to 6.94% in the first quarter of 1997.

   Interest credited to policyholders totaled $142.1 million in the first quarter of 1998 compared to $147.3 million in the first quarter of 1997. The decrease of $5.2 million in 1998 compared to 1997 primarily relates to a $10.2 million decrease resulting from a lower average interest credited rate, partially offset by a $5.0 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.1 billion (including $10.5 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $1.6 billion of equity-indexed annuities) in the first quarter of 1998 compared to $11.7 billion (including $10.8 billion of fixed products and $0.9 billion of equity-indexed annuities) in the first quarter of 1997. The average interest credited rate was 4.69% (5.31% on fixed products and 0.85% on equity-indexed annuities) in the first quarter of 1998 compared to 5.04% (5.37% on fixed products and 0.85% on equity-indexed annuities) in the first quarter of 1997. Keyport's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 55% to 95%) of the change in value of the S&P 500 Index. Keyport's equity-indexed annuities also provide a full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate was offset by investment income recognized on the S&P 500 Index call options resulting in a 0.85% net credited rate.

   Average investments in the Company's general account (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.6 billion in the first quarter of 1998 compared to $12.0 billion in the first quarter of 1997. The increase of $0.6 billion in 1998 compared to 1997 primarily relates net insurance cash flows for the twelve months ended March 31, 1998.

   Net Realized Investment Gains were $2.2 million in the first quarter of 1998 compared to $12.9 million in the first quarter of 1997. Sales of fixed maturity investments generally are made to maximize total return. The net realized investment gains in 1998 included gains on the sales of fixed maturity investments of $0.8 million and gains on sales of general corporate securities of $1.4 million. The net realized investment gains in 1997 were attributable to sales of the Company's fixed maturity investments.

   Investment Advisory and Administrative Fees are based on the market value of assets managed for mutual funds, wealth management and institutional investors. Investment advisory and administrative fees were $56.8 million in the first quarter of 1998 compared to $53.1 million in the first quarter of 1997. The increase of $3.7 million in 1998 compared to 1997 primarily reflects a higher level of average fee-based assets under management.

   Average fee-based assets under management were $39.4 billion in the first quarter of 1998 compared to $35.8 billion in the first quarter of 1997. The increase of $3.6 billion during 1998 compared to 1997 resulted primarily from market appreciation. Investment advisory and administrative fees were 0.58% of average fee-based assets under management in the first quarter of 1998 and 0.59% in the first quarter of 1997.

   The amount of fee-based assets under management is affected by product sales and redemptions and by changes in the market values of such assets under management. Fee-based assets under management and changes in such assets are set forth in the tables below (in billions).


Fee-Based Assets Under Management
                                                              As of March 31
                                                          --------------------
                                                           1998          1997
                                                          ------        ------
Mutual Funds:
    Intermediary-distributed                              $16.8         $15.6
    Direct-marketed                                         7.6           6.2
    Closed-end                                              2.3           1.9
    Variable annuity                                        1.4           1.1
                                                          ------        ------
                                                           28.1          24.8
    Wealth Management                                       7.2           5.5
    Institutional                                           5.5           4.5
                                                          ------        ------
     Total Fee-Based
      Assets Under Management*                            $40.8         $34.8
                                                          ======        ======
--------------
*  As of March 31, 1998 and 1997,  Keyport's  insurance  assets of $13.0 billion and $12.2 billion, respectively, bring total assets under management to $53.8 billion and $47.0 billion, respectively.

Changes in Fee-Based Assets Under Management
                                                            Three Months Ended
                                                                 March 31
                                                          --------------------
                                                           1998          1997
                                                          ------        ------
Fee-based assets under management
  - beginning                                             $38.7         $35.9
Sales and reinvestments                                     1.9           1.8
Redemptions and withdrawals                                (1.7)         (2.0)
Market appreciation (depreciation)                          1.9          (0.9)
                                                          ------        ------
Fee-based assets under management
  - ending                                                $40.8         $34.8
                                                          ======        ======

   Distribution and Service Fees are based on the market value of the Company's intermediary-distributed mutual funds. Distribution fees of 0.75% are earned on the average assets attributable to such funds sold with contingent deferred sales charges, and service fees of 0.25% (net of amounts passed on to selling brokers) are generally earned on the total of such average mutual fund assets. These fees totaled $12.6 million in the first quarter of 1998 compared to $12.1 million in the first quarter of 1997. The increase of $0.5 million in 1998 compared to 1997 was primarily attributable to the higher asset levels of mutual funds with contingent deferred sales charges. As a percentage of weighted average assets, distribution and service fees were approximately 0.71% in the first quarters of 1998 and 1997.

   Transfer Agency Fees are based on the market value of assets managed in the Company's intermediary-distributed and direct-marketed mutual funds. Such fees were $12.2 million on average assets of $25.0 billion in the first quarter of 1998 and $11.8 million on average assets of $23.6 billion in the first quarter of 1997. As a percentage of total average mutual fund assets under management, transfer agency fees were approximately 0.20% in the first quarters of 1998 and 1997.

   Surrender Charges and Net Commissions are revenues earned on: a) the early withdrawal of annuity policyholder balances and redemptions of the intermediary-distributed mutual funds which were sold with contingent deferred sales charges; b) the distribution of the Company's intermediary-distributed mutual funds (net of the substantial portion of such commissions that is passed on to the selling brokers); and c) the sales of non-proprietary products in the Company's bank marketing businesses (net of commissions that are paid to the Company's client banks and brokers). Total surrender charges and net commissions were $8.4 million in the first quarter of 1998 compared to $8.5 million in the first quarter of 1997.

   Surrender charges on fixed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed generally during the first six years. Such charges totaled $5.3 million and $4.8 million in the first quarters of 1998 and 1997, respectively. Total annuity withdrawals represented 14.1% and 11.2% of the total average annuity policyholder and separate account balances in the first quarters of 1998 and 1997, respectively. The increase in annualized withdrawals in 1998 was primarily attributable to surrenders of a certain block of single premium deferred annuities which came out of their surrender charge period during the first quarter of 1998; excluding these surrenders, the withdrawal percentage in 1998 was 11.6%. Net commissions were $3.1 million in the first quarter of 1998 and $3.7 million in the first quarter of 1997.

   Separate Account Fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets in separate accounts supporting the contracts were $4.7 million in the first quarter of 1998 compared to $3.9 million in the first quarter of 1997. Such fees represented 1.43% and 1.55% of average variable annuity and variable life separate account balances in the first quarters of 1998 and 1997, respectively.

   Operating Expenses primarily represent compensation, marketing, and other general and administrative expenses. These expenses were $79.9 million in the first quarter of 1998 compared to $75.8 million in the first quarter of 1997.
The increase in 1998 compared to 1997 was primarily due to increases in compensation and marketing expenses. Operating expenses expressed as a percent of average total assets under management were 0.61% and 0.63% in the first quarters of 1998 and 1997, respectively.

   Amortization of Deferred Policy Acquisition Costs relates to the costs of acquiring new business which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $19.0 million in the first quarter of 1998 compared to $16.3 million in the first quarter of 1997. The increase in amortization in 1998 compared to 1997 was primarily related to the increase in investment spread from the growth of business in force associated with fixed and indexed products and the increased sales of variable annuity products. Amortization expense represented 29.10% and 26.85% of investment spread in the first quarters of 1998 and 1997, respectively.

   Amortization of Deferred Distribution Costs relates to the deferred sales commissions acquired in connection with the Colonial acquisition and the distribution of mutual fund shares sold with contingent deferred sales charges. Amortization was $9.0 million in the first quarter of 1998 compared to $8.2 million in the first quarter of 1997. The increase in 1998 compared to 1997 was primarily attributable to the continuing sales of such fund shares during 1998 and 1997.

   Amortization of Value of Insurance in Force relates to the actuarially-determined present value of projected future gross profits from policies in force at the date of acquisition. Amortization totaled $1.5 million in the first quarter of 1998 compared to $3.2 million in the first quarter of 1997. The decrease in amortization in 1998 compared to 1997 was primarily due to reduced amortization related to a change in mortality assumptions.

   Amortization of Intangible Assets relates to goodwill and certain identifiable intangible assets arising from business combinations accounted for as purchases. Amortization was $3.5 million in the first quarter of 1998 compared to $3.2 million in the first quarter of 1997.

   Interest Expense, Net was $3.9 million in the first quarter of 1998 compared to $4.5 million in the first quarter of 1997. The decrease of $0.6 million was due to lower interest expense related to Colonial's credit facility which is utilized to finance the sale of shares of mutual funds which have contingent deferred sales charges and to higher interest income which is netted against interest expense.

   Income Tax Expense was $13.9 million or 30.6% of pretax income in the first quarter of 1998 compared to $16.8 million, or 32.4% of pretax income in the first quarter of 1997.

Financial Condition

   Stockholders' Equity as of March 31, 1998 was $1.24 billion compared to $1.20 billion as of December 31, 1997. Net income in the first quarter of 1998 was $31.5 million and cash dividends on the Company's preferred and common stock totaled $1.4 million. Common stock totaling $2.5 million was issued in connection with the exercise of stock options. In addition, the exercise of certain stock options resulted in a federal income tax benefit to the Company of $1.0 million which was credited to additional paid-in capital. An increase in accumulated other comprehensive income, net unrealized investment gains, net of adjustments to deferred policy acquisition costs and value of insurance in force, during the period increased stockholders' equity by $4.9 million.

   Book Value Per Share amounted to $27.46 at March 31, 1998 compared to $26.82 at December 31, 1997. Excluding net unrealized gains on investments, book value per share amounted to $25.51 at March 31, 1998 and $24.97 at December 31, 1997. As of March 31, 1998, there were 45.1 million common shares outstanding compared to 44.7 million shares as of December 31, 1997.

   Investments not including cash and cash equivalents, totaled $12.4 billion at March 31, 1998 compared to $12.3 billion at December 31, 1997.

   The Company manages the substantial majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire fixed maturities investments as "available for sale" and accordingly carries such investments at fair value. The Company's total investments at March 31, 1998 and December 31, 1997 reflected net unrealized gains of $276.1 million and $280.2 million, respectively, relating to its fixed maturity and equity portfolios.

   Approximately $11.0 billion, or 80.5%, of the Company's general account investments at March 31, 1998, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At March 31, 1998, the carrying value of investments in below investment grade securities totaled $1.1 billion, or 8.0% of general account investments of $13.7 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

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

   The Company conducts its investment operations to closely match the duration of the assets in its investment portfolio to its policyholder balances. The Company seeks to achieve an acceptable spread between what it earns on its assets and interest credited on its policyholder balances by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges to encourage persistency and to make the cost of its policyholder balances more predictable. Approximately 82.2% of the Company's fixed annuity policyholder balances were subject to surrender charges at March 31, 1998.

   As part of its asset-liability management discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view toward maintaining a desired investment spread between the yield on portfolio assets and the interest credited on policyholder balances under a variety of possible future interest rate scenarios. At March 31, 1998, the effective duration of the Company's fixed maturities investments (including certain cash and cash equivalents) was approximately 2.9. Effective duration is a common measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as prepayment and bond calls.

   As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements ("swap agreements") and interest rate cap agreements ("cap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g. fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest credited to policyholders. The Company had 46 and 45 outstanding swap agreements as of March 31, 1998 and December 31, 1997, respectively, with an aggregate notional principal amount of $2.6 billion.

   Cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $250.0 million as of March 31, 1998 and December 31, 1997.

   With respect to the Company's equity-indexed annuities, the Company buys call options on the S&P 500 Index to hedge its obligation to provide returns based upon this index. The Company had call options with a book value of $478.6 million and $323.3 million as of March 31, 1998 and December 31, 1997, respectively.

   There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is counterparty nonperformance. The Company believes that the counterparties to its swap, cap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. In addition, swap and cap agreements have interest rate risk and call options have stock market risk. These swap and cap agreements hedge fixed-rate assets and the Company expects that any interest rate movements that adversely affect the market value of swap and cap agreements would be offset by changes in the market values of such fixed rate assets. However, there can be no assurance that these hedges will be effective in offsetting the potential adverse effects of changes in interest rates. Similarly, the call options hedge the Company's obligations to provide returns on equity-indexed annuities based upon the S&P 500 Index, and the Company believes that any stock market movements that adversely affect the market value of S&P 500 Index call options would be substantially offset by a reduction in policyholder liabilities. However, there can be no assurance that these hedges will be effective in offsetting the potentially adverse effects of changes in S&P 500 Index levels. Keyport's profitability could be adversely affected if the value of its swap and cap agreements increase less than (or decrease more than) the change in the market value of its fixed rate assets and/or if the value of its S&P 500 Index call options increase less than (or decrease more than) the value of the guarantees made to equity-indexed policyholders.

   The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports, and other externally generated information concerning the borrower's affairs. In the case of publicly traded fixed maturities investments, management also considers market value quotations if available. There were no non-income producing investments in the Company's fixed maturity portfolio at March 31, 1998 or December 31, 1997.

Liquidity

   The Company is a holding company whose liquidity needs include the following:
(i) operating expenses; (ii) debt service; (iii) dividends on Preferred Stock and Common Stock; (iv) acquisitions; and (v) working capital where needed by its operating subsidiaries. The Company's principal sources of cash are dividends from its operating subsidiaries, and, in the case of funding for acquisitions and certain long-term capital needs of its subsidiaries, long-term borrowings, which to date have been from affiliates of Liberty Mutual Insurance Company ("Liberty Mutual").

   Current Rhode Island insurance law applicable to Keyport permits the payment of dividends or distributions, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of Keyport's statutory surplus as of the preceding December 31 or (ii) Keyport's statutory net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of March 31, 1998, the amount of dividends that Keyport could pay without such approval was $70.3 million. However, Keyport has not paid any dividends since its acquisition in 1988.

   Based upon the historical cash flow of the Company, the Company's current financial condition and the Company's expectation that there will not be a material adverse change in the results of operations of the Company and its subsidiaries during the next twelve months and the assumption that Liberty Mutual will continue to participate in the Dividend Reinvestment Plan, the Company believes that cash flow provided by operating activities over this period will provide sufficient liquidity for the Company to meet its working capital, capital investment and other operational cash needs, its debt service obligations, its obligations to pay dividends on the Preferred Stock and its intentions to pay dividends on the Common Stock. The Company anticipates that it would require external sources of liquidity in order to finance material acquisitions where the purchase price is not paid in equity.

   Each of the Company's business segments has its own liquidity needs and financial resources. In the Company's annuity insurance operations, liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. In the Company's asset management business, liquidity needs and financial resources pertain to the investment management and distribution of mutual funds, wealth management and institutional accounts. The Company expects that, based upon their historical cash flow and current prospects, these operating subsidiaries will be able to meet their liquidity needs from internal sources and, in the case of Colonial, from its credit facility used to finance sales of mutual fund shares sold with contingent deferred sales charges.

   Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from annuity premiums and deposits, net investment income and from the sales and maturities of fixed investments.
Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of March 31, 1998, $10.6 billion, or 77.6% of Keyport's general account investments are considered readily marketable.

   To the extent that unanticipated surrenders cause Keyport to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurances can be given, Keyport believes that liquidity to fund anticipated withdrawals would be available through incoming cash flow and the sale of short-term or floating-rate instruments, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market.

Year 2000

   Many companies and organizations have computer programs that use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, this could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions.

   In addressing the Year 2000 issue, the Company has substantially completed an inventory of its computer programs and assessed its Year 2000 readiness. The Company's computer programs include internally developed programs, third-party purchased programs and third-party custom developed programs. For programs which were identified as not being Year 2000 ready, the Company is in the process of implementing a remedial plan which includes repairing or replacing the programs and appropriate testing for Year 2000. In addition, the Company has initiated communication with third parties to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

   If such modifications and conversions are not made, or are not timely completed, or if the systems of the companies on which the Company's interface system relies are not timely converted, the Year 2000 issues could have a material impact on the operations of the Company. However, the Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

   In the opinion of management, the cost of addressing the Year 2000 issue is not expected to have a material adverse effect on the Company's financial condition or its results of operation.

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

 Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

   12 Statement re Computation of Ratios
   27 Financial Data Schedule

(b)   Reports on Form 8-K

   There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           LIBERTY FINANCIAL COMPANIES, INC.

                                /s/ J. Andy Hilbert
                            ----------------------------
                                  J. Andy Hilbert
                             (Duly Authorized Officer and
                               Chief Financial Officer)








Date:   May 14, 1998

                                  Exhibit Index


Exhibit No.   Description                                               Page
-----------   -----------                                               ----
   12         Statement re Computation of Ratios
   27         Financial Data Schedule