Form 10-Q
period 1998-06-30
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 1998-08-13
CIK 936372

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF  THE  SECURITIES
EXCHANGE ACT OF 1934
                  For the quarterly period ended  June 30, 1998
                                                  --------------
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------    -------------

                        Commission file number:  1-13654
                                                ---------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     There were 45,566,530 shares of the registrant's Common Stock, $.01 par value, and 324,959 shares of the registrant's Series A Convertible Preferred
Stock,   $.01  par  value, outstanding as of July 31, 1998.

Exhibit Index - Page 21                                             Page 1 of 23

                       LIBERTY FINANCIAL COMPANIES, INC.
         QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

Part I.   FINANCIAL INFORMATION                                          Page

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1998 and
           December 31, 1997

          Consolidated Income Statements for the Three Months and Six Months Ended June 30, 1998 and 1997

          Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 1998 and 1997

          Consolidated Statement of Stockholders' Equity for the
           Six Months Ended June 30, 1998

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Results of
           Operations and Financial Condition

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                       LIBERTY FINANCIAL COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                  June 30        December 31
                                                   1998              1997
                                                 ----------       ----------
                                                  Unaudited
                                    ASSETS
Assets:
   Investments                                   $12,554.7         $12,343.5
   Cash and cash equivalents                       1,322.8           1,290.1
   Accrued investment income                         164.3             165.0
   Deferred policy acquisition costs                 264.0             232.0
   Value of insurance in force                        53.1              53.3
   Deferred distribution costs                       116.7             108.1
   Intangible assets                                 199.1             199.0
   Other assets                                      241.6             131.4
   Separate account assets                         1,488.7           1,329.2
                                                 ----------        ----------
                                                 $16,405.0         $15,851.6
                                                 ==========        ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policyholder balances                         $12,291.4         $12,086.1
   Notes payable to affiliates                       229.0             229.0
   Payable for investments purchased
    and loaned                                       845.4             722.1
   Other liabilities                                 309.6             336.9
   Separate account liabilities                    1,448.0           1,264.0
                                                 ----------        ----------
      Total liabilities                           15,123.4          14,638.1
                                                 ----------        ----------

Series A redeemable convertible preferred
 stock, par value $.01; authorized, issued
 and outstanding 325,959 shares in 1998 and
 327,006 shares in 1997                               14.9              14.6
                                                 ----------        ----------

Stockholders' Equity:
 Common stock, par value $.01; authorized
  100,000,000 shares, issued 45,514,360
  shares in 1998 and 44,706,398 shares in 1997         0.5               0.4
Additional paid-in capital                           882.7             866.5
Accumulated other comprehensive income                85.5              83.0
Retained earnings                                    302.8             251.5
Cost of common stock held in treasury
 (9,465 shares at December 31, 1997)                   0.0              (0.3)
Unearned compensation                                 (4.8)             (2.2)
                                                 ----------        ----------
     Total stockholders' equity                    1,266.7           1,198.9
                                                 ----------        ----------
                                                 $16,405.0         $15,851.6
                                                 ==========        ==========

         See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (in millions, except per share data)
                                   Unaudited
                                         Three Months Ended   Six Months Ended
                                               June 30            June 30
                                         ------------------   ------------------
                                           1998      1997       1998      1997
                                         --------  --------   --------  --------
Investment income                         $202.3    $212.2     $409.7    $420.2
Interest credited to policyholders        (140.2)   (147.2)    (282.3)   (294.5)
                                         --------  --------   --------  --------
Investment spread                           62.1      65.0      127.4     125.7
                                         --------  --------   --------  --------
Net realized investment gains (losses)      (2.4)      3.1       (0.2)     16.0
                                         --------  --------   --------  --------
Fee income:
 Investment advisory and administrative
  fees                                      59.3      52.6      116.1     105.7
 Distribution and service fees              13.2      11.9       25.8      24.0
 Transfer agency fees                       12.5      11.5       24.7      23.3
 Surrender charges and net commissions       9.6       9.0       18.0      17.5
 Separate account fees                       5.4       4.1       10.1       8.0
                                         --------  --------   --------  --------
Total fee income                           100.0      89.1      194.7     178.5
                                         --------  --------   --------  --------
Expenses:
 Operating expenses                        (80.1)    (75.6)    (160.0)   (151.4)
 Amortization of deferred policy
  acquisition costs                        (18.3)    (19.4)     (37.3)    (35.7)
 Amortization of deferred distribution
  costs                                     (9.1)     (8.7)     (18.1)    (16.9)
 Amortization of value of insurance in
  force                                     (1.2)     (1.9)      (2.7)     (5.1)
 Amortization of intangible assets          (3.6)     (3.3)      (7.1)     (6.5)
 Interest expense, net                      (3.9)     (4.4)      (7.8)     (8.9)
                                         --------  --------   --------  --------
Total expenses                            (116.2)   (113.3)    (233.0)   (224.5)
                                         --------  --------   --------  --------

Pretax income                               43.5      43.9       88.9      95.7
Income tax expense                         (13.8)    (13.9)     (27.7)    (30.7)
                                         --------  --------   --------  --------
Net income                               $  29.7   $  30.0    $  61.2   $  65.0
                                         ========  ========   ========  ========
Net income per share - basic             $   0.65  $   0.68   $   1.35  $   1.49
                                         ========  ========   ========  ========
Net income per share - assuming dilution $   0.63  $   0.65   $   1.29  $   1.40
                                         ========  ========   ========  ========

         See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)
                                   Unaudited
                                                            Six Months Ended
                                                                June 30
                                                         ---------------------
                                                            1998        1997
                                                         ---------   ---------
Cash flows from operating activities:
Net income                                                $  61.2     $  65.0
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                             37.3        35.9
   Interest credited to policyholders                       282.3       294.5
   Net realized investment losses (gains)                     0.2       (16.0)
   Net amortization on investments                           28.2        16.3
   Change in deferred policy acquisition costs              (20.9)       (5.2)
   Net change in other assets and liabilities               (70.2)       (9.1)
                                                         ---------   ---------
      Net cash provided by operating activities             318.1       381.4
                                                         ---------   ---------

Cash flows from investing activities:
   Investments purchased available for sale              (3,498.3)   (2,225.3)
   Investments sold available for sale                    2,690.8       975.7
   Investments matured available for sale                   561.2       969.7
   Change in policy loans, net                              (19.3)      (13.8)
   Change in mortgage loans, net                              2.9         3.4
   Other assets sold, net                                    32.1         0.0
                                                         ---------   ---------
      Net cash used in investing activities                (230.6)     (290.3)
                                                         ---------   ---------

Cash flows from financing activities:
   Withdrawals from policyholder accounts                  (850.8)     (631.8)
   Deposits to policyholder accounts                        775.2       507.6
   Securities lending                                        17.0       478.8
   Change in revolving credit facility                        2.0       (12.5)
   Exercise of stock options                                  4.7         2.7
   Dividends paid                                            (2.9)       (2.1)
                                                         ---------   ---------
      Net cash (used in) provided by financing
       activities                                           (54.8)      342.7
                                                         ---------   ---------
   Increase in cash and cash equivalents                     32.7       433.8
   Cash and cash equivalents at beginning of period       1,290.1       875.8
                                                         ---------   ---------
   Cash and cash equivalents at end of period            $1,322.8    $1,309.6
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

                       LIBERTY FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in millions)
                                   Unaudited
                                 Accum.
                       Addt'l.   Other                                Total
                Common Paid-In Comprehen. Retained Treas. Unearned Stockholders'
                 Stock Capital   Income   Earnings Stock   Compen.    Equity
                 ------ ------- --------- -------- ------- ------- ------------
Balance,
 December
 31, 1997        $0.4   $866.5    $83.0    $251.5   $(0.3)  $(2.2)    $1,198.9
Effect of
 stock-based
 compensation
 plans            0.1      9.6                        0.3    (2.6)         7.4
Accretion to
 face value
 of preferred
 stock                                       (0.4)                        (0.4)
Common stock
 dividends                 6.6               (9.0)                        (2.4)
Preferred
 stock
 dividends                                   (0.5)                        (0.5)
Net income                                   61.2                         61.2
Other
 comprehensive
 income,
 net of tax                         2.5                                    2.5
                 -----  ------- --------  -------- -------  ------ ------------
Balance,
 June
 30, 1998        $0.5   $882.7    $85.5    $302.8    $0.0   $(4.8)    $1,266.7
                 =====  ======= ========  ======== ======= ======= ============

         See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

1.  General

      The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1997 Annual Report to Stockholders. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current period presentation.

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

      Approximately 64% of the Company's income before interest expense, amortization of intangible assets, net realized gains and income taxes for the six months ended June 30, 1998 was attributable to the Company's annuity insurance business, with the remaining 36% attributable to the Company's asset management activities. This compares to approximately 65% and 35%, respectively, for the six months ended June 30, 1997.

3.  Investments

      Investments, all of which pertain to the Company's annuity insurance operations, were comprised of the following (in millions):

                                 June 30     December 31
                                  1998           1997
                               ----------   -------------
Fixed maturities               $11,272.2      $11,246.5
Equity securities                   67.7           40.8
Mortgage loans                      57.7           60.7
Policy loans                       574.0          554.7
Other invested assets              583.1          440.8
                               ----------     ----------
  Total                        $12,554.7      $12,343.5
                               ==========     ==========

      The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and enable appropriate tax planning, the Company classifies its entire fixed maturities investments as "available for sale" which are carried at fair value.

4.  Net Income Per Share

      On December 10, 1997, the Company effected a three-for-two common stock split in the form of a 50 percent stock dividend. The following table sets forth the computation of net income per share-basic and net income per share-assuming dilution:

                                      Three Months Ended      Six Months Ended
                                            June 30               June 30
                                   ---------------------  ----------------------
                                        1998       1997        1998        1997
                                   ---------- ----------  ----------  ----------
Numerator:
  Net income                       $    29.7  $    30.0   $    61.2   $    65.0
  Preferred stock dividends             (0.3)      (0.3)       (0.5)       (0.5)
                                   ---------- ----------  ----------  ----------
  Numerator for net
   income per share - basic
   - income available to common
   stockholders                         29.4       29.7        60.7        64.5
  Effect of dilutive securities:
   Preferred stock dividends             0.3        0.3         0.5         0.5
                                   ---------- ----------  ----------  ----------
                                         0.3        0.3         0.5         0.5
                                   ---------- ----------  ----------  ----------
   Numerator for net income per
    share - assuming dilution -
    income available to common
    stockholders after assumed
    conversions                    $    29.7  $    30.0   $    61.2   $    65.0

Denominator:
  Denominator for net income per
   share - basic - weighted-
   average shares                  45,136,599 43,429,139  44,943,104  43,297,151
Effect of dilutive securities:
 Employee stock options             1,726,855  2,517,188   1,805,931   2,550,054
 Convertible preferred stock          516,335    518,012     516,902     518,232
                                   ---------- ----------  ----------  ----------
Dilutive potential common shares    2,243,190  3,035,200   2,322,833   3,068,286
                                   ---------- ----------  ----------  ----------
  Denominator for net income per
    share - assuming dilution -
    adjusted weighted-average
    shares and assumed conversions 47,379,789 46,464,339  47,265,937  46,365,437
                                   ========== ==========  ==========  ==========
Net income per share - basic       $    0.65  $    0.68   $    1.35   $    1.49
                                   ========== ==========  ==========  ==========
Net income per share - assuming
 dilution                          $    0.63  $    0.65   $    1.29   $    1.40
                                   ========== ==========  ==========  ==========


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

      Comprehensive income was comprised of the following (in millions):

                                           Three Months Ended  Six Months Ended
                                                 June 30           June 30
                                           ------------------  -----------------
                                             1998       1997     1998      1997
                                           --------  --------  -------- --------
  Net income                                 $29.7     $30.0     $61.2    $65.0
  Other comprehensive income, net of tax:
    Change  in  net  unrealized
      investment gains                        (2.4)     45.9       2.5      2.2
                                           --------  --------  -------- --------
  Comprehensive income                       $27.3     $75.9     $63.7    $67.2
                                           ========  ========  ======== ========

6.  Recent Accounting Pronouncement

      In June 1998, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," was
   issued. This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999. Earlier adoption is permitted as of July 1, 1998. The Company is evaluating the impact of this statement.

7.  Acquisition

      On June 11, 1998, the Company announced an agreement to acquire certain assets and assume certain liabilities of The Crabbe Huson Group, Inc.
   ("Crabbe Huson"), a registered investment advisor. This agreement is expected to close during the fourth quarter of 1998. Total assets under management of Crabbe Huson as of March 31, 1998 were approximately $5.3 billion. The purchase price for this transaction is $96.0 million in cash and common stock. In addition, the Company has agreed to make contingent payments of up to $51.5 million in cash and common stock upon the attainment of certain objectives. This transaction will be accounted for as a purchase.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

   Net Income was $29.7 million or $0.63 per share for the quarter ended June 30, 1998 compared to $30.0 million or $0.65 per share for the quarter ended June 30, 1997. For the first six months of 1998, net income was $61.2 million or $1.29 per share compared to $65.0 million or $1.40 per share for the first six months of 1997. These decreases resulted largely from net realized investment losses in 1998 compared to net realized investment gains in 1997 and higher operating expenses. Partially offsetting these items were higher fee income and lower interest expense, net and income tax expense.

   Pretax Income was $43.5 million for the quarter ended June 30, 1998 compared to $43.9 million for the quarter ended June 30, 1997. For the first six months of 1998, pretax income was $88.9 million compared to $95.7 million for the first six months of 1997. These decreases resulted largely from net realized investment losses in 1998 compared to net realized investment gains in 1997 and higher operating expenses. Partially offsetting these items were higher fee income and lower interest expense, net.

   Investment Spread is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $62.1 million for the quarter ended June 30, 1998 compared to $65.0 million for the quarter ended June 30, 1997. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage for the quarter ended June 30, 1998 was 1.76% compared to 1.98% for the quarter ended June 30, 1997. For the first six months of 1998, investment spread was $127.4 million compared to $125.7 million for the first six months of 1997. The investment spread percentage was 1.82% for the first six months of 1998 compared to 1.95% for the first six months of 1997.

   Investment income was $202.3 million for the quarter ended June 30, 1998 compared to $212.2 million for the quarter ended June 30, 1997. The decrease of $9.9 million in 1998 compared to 1997 primarily relates to an $18.5 million decrease resulting from a lower average investment yield, partially offset by an $8.6 million increase as a result of the higher level of average invested assets. The 1998 investment income was net of $17.9 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $9.8 million in 1997. The average investment yield was 6.37% for the quarter ended June 30, 1998 compared to 6.97% for the quarter ended June 30, 1997. For the first six months of 1998, investment income was $409.7 million compared to $420.2 million for the first six months of 1997. The decrease of $10.5 million in 1998 compared to 1997 primarily relates to a $28.8 million decrease resulting from a lower average investment yield, partially offset by an $18.3 million increase as a result of the higher level of average invested assets. The 1998 investment income was net of $35.2 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $17.6 million in 1997. The average investment yield was 6.48% for the first six months of 1998 compared to 6.96% for the first six months of 1997.

   Interest credited to policyholders totaled $140.2 million for the quarter ended June 30, 1998 compared to $147.2 million for the quarter ended June 30, 1997. The decrease of $7.0 million in 1998 compared to 1997 primarily relates to an $11.1 million decrease resulting from a lower average interest credited rate, partially offset by a $4.1 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.2 billion (including $10.4 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $1.8 billion of equity-indexed annuities) for the quarter ended June 30, 1998 compared to $11.8 billion (including $10.7 billion of fixed products and $1.1 billion of equity-indexed annuities) for the quarter ended June 30, 1997. The average interest credited rate was 4.61% (5.31% on fixed products and 0.85% on equity-indexed annuities) for the quarter ended June 30, 1998 compared to 4.99% (5.42% on fixed products and 0.85% on equity-indexed annuities) for the quarter ended June 30, 1997. Keyport's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 55% to 95%) of the change in value of the S&P 500 Index. Keyport's equity-indexed annuities also provide a full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate was offset by investment income recognized on the S&P 500 Index call options resulting in a 0.85% net credited rate. For the first six months of 1998, interest credited to policyholders totaled $282.3 million compared to $294.5 million for the first six months of 1997. The decrease of $12.2 million in 1998 compared to 1997 primarily relates to a $21.0 million decrease resulting from a lower average interest credited rate, partially offset by an $8.8 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.1 billion (including $10.4 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $1.7 billion of equity-indexed annuities) for the first six months of 1998 compared to $11.7 billion (including $10.8 billion of fixed products and $0.9 billion of equity-indexed annuities) for the first six months of 1997. The average interest credited rate was 4.66% (5.31% on fixed products and 0.85% on equity-indexed annuities) for the first six months of 1998 compared to 5.01% (5.39% on fixed products and 0.85% on equity-indexed annuities) for the first six months of 1997.

   Average investments in the Company's general account (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.7 billion for the quarter ended June 30, 1998 compared to $12.2 billion for the quarter ended June 30, 1997. For the first six months of 1998, such average investments were $12.7 billion compared to $12.1 billion for the first six months of 1997. These increases primarily relate to net insurance cash flows for the twelve months ended June 30, 1998.

   Net Realized Investment Gains (Losses) were $(2.4) million for the quarter ended June 30, 1998 compared to $3.1 million for the quarter ended June 30, 1997. For the first six months of 1998, net realized investment gains
(losses) were $(0.2) million compared to $16.0 million for the first six months of 1997. Sales of fixed maturity investments generally are made to maximize total return. The net realized investment losses in 1998 included losses on the sales of fixed maturity investments of $1.7 million largely offset by gains on sales of general corporate securities of $1.5 million. The net realized investment gains in 1997 included gains on the sales of fixed maturity investments of $8.1 million and gains on redemption of seed money investments in separate account mutual funds sponsored by the Company of $7.4 million. In addition, there were $0.5 million in gains related to sales of general corporate securities.

   Investment Advisory and Administrative Fees are based on the market value of assets managed for mutual funds, wealth management and institutional investors. Investment advisory and administrative fees were $59.3 million for the quarter ended June 30, 1998 compared to $52.6 million for the quarter ended June 30, 1997. For the first six months of 1998, investment advisory and administrative fees were $116.1 million compared to $105.7 million for the first six months of 1997. These increases during 1998 compared to 1997 primarily reflect a higher level of average fee-based assets under management.

   Average fee-based assets under management were $40.7 billion for the quarter ended June 30, 1998 compared to $36.1 billion for the quarter ended June 30, 1997. For the first six months of 1998, average fee-based assets were $40.0 billion compared to $36.1 billion for the first six months of 1997. These increases during 1998 compared to 1997 resulted from both market appreciation and net sales for the twelve months ended June 30, 1998. Investment advisory and administrative fees were 0.58% of average fee-based assets under management for the quarters ended June 30, 1998 and 1997. For the first six months of 1998 and 1997, such percentages were 0.58% and 0.59%, respectively.

   The amount of fee-based assets under management is affected by product sales and redemptions and by changes in the market values of such assets under management. Fee-based assets under management and changes in such assets are set forth in the tables below (in billions).

Fee-Based Assets Under Management
                                                       As of June 30
                                                   --------------------
                                                       1998       1997
                                                   ---------  ---------
Mutual Funds:
  Intermediary-distributed                            $16.6      $16.3
  Direct-marketed                                       7.5        6.9
  Closed-end                                            2.4        2.1
  Variable annuity                                      1.4        1.2
                                                   ---------  ---------
                                                       27.9       26.5
Wealth Management                                       7.4        6.0
Institutional                                           5.7        5.0
                                                   ---------  ---------
  Total Fee-Based Assets Under Management*            $41.0      $37.5
                                                   =========  =========
______________
* As  of June 30, 1998 and 1997, Keyport's insurance assets of $13.1 billion and
  $12.5  billion,  respectively,  bring  total  assets under management to $54.1 billion and $50.0 billion, respectively.

Changes in Fee-Based Assets Under Management
                                          Three Months Ended   Six Months Ended
                                                June 30            June 30
                                          ------------------   -----------------
                                             1998      1997       1998     1997
                                          --------  --------   -------- --------
  Fee-based assets under management
   - beginning                              $40.8     $34.8      $38.7    $35.9
  Sales and reinvestments                     2.2       1.4        4.1      3.2
  Redemptions and withdrawals                (1.4)     (1.4)      (3.1)    (3.4)
  Market appreciation (depreciation)         (0.6)      2.7        1.3      1.8
                                          --------  --------   -------- --------
  Fee-based assets under management
   - ending                                 $41.0     $37.5      $41.0    $37.5
                                          ========  ========   ======== ========

   Distribution and Service Fees are based on the market value of the Company's intermediary-distributed mutual funds. Distribution fees of 0.75% are earned on the average assets attributable to such funds sold with contingent deferred sales charges, and service fees of 0.25% (net of amounts passed on to selling brokers) are generally earned on the total of such average mutual fund assets. These fees totaled $13.2 million for the quarter ended June 30, 1998 compared to $11.9 million for the quarter ended June 30, 1997. For the first six months of 1998, distribution and service fees were $25.8 million compared to $24.0 million for the first six months of 1997. These increases during 1998 compared to 1997 were primarily attributable to the higher asset levels of mutual funds with contingent deferred sales charges. As a percentage of weighted average assets, distribution and service fees were approximately 0.71% and 0.70% for the quarters ended June 30, 1998 and 1997, respectively. For the first six months of 1998 and 1997, such percentages were 0.72% and 0.70%, respectively.

    Transfer Agency Fees are based on the market value of assets managed in the Company's intermediary-distributed and direct-marketed mutual funds. Such fees were $12.5 million on average assets of $25.5 billion for the quarter ended June 30, 1998 and $11.5 million on average assets of $23.5 billion for the quarter ended June 30, 1997. For the first six months of 1998, transfer agency fees were $24.7 million on average assets of $25.2 billion and $23.3 million on average assets of $23.7 billion for the first six months of 1997. As a percentage of total average mutual fund assets under management, transfer agency fees were approximately 0.20% for the quarters ended June 30, 1998 and 1997. For the first six months of 1998 and 1997, such percentages were also 0.20%.

   Surrender Charges and Net Commissions are revenues earned on: a) the early withdrawal of annuity policyholder balances and redemptions of the intermediary-distributed mutual funds which were sold with contingent deferred sales charges; b) the distribution of the Company's intermediary-distributed mutual funds (net of the substantial portion of such commissions that is passed on to the selling brokers); and c) the sales of non-proprietary products in the Company's bank marketing businesses (net of commissions that are paid to the Company's client banks and brokers). Total surrender charges and net commissions were $9.6 million for the quarter ended June 30, 1998 compared to $9.0 million for the quarter ended June 30, 1997. For the first six months of 1998, total surrender charges and net commissions were $18.0 million compared to $17.5 million for the first six months of 1997.

   Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed generally during the first six years. Such charges totaled $6.5 million for the quarter ended June 30, 1998 and $5.3 million for the quarter ended June 30, 1997. For the first six months of 1998, surrender charges were $11.8 million compared to $10.1 million for the first six months of 1997. Total annuity withdrawals represented 14.7% and 10.9% of the total average annuity policyholder and separate account balances for the quarters ended June 30, 1998 and 1997, respectively. For the first six months of 1998 and 1997, the corresponding percentages were 14.4% and 11.0%, respectively. Net commissions were $3.1 million for the quarter ended June 30, 1998 and $3.7 million for the quarter ended June 30, 1997. For the first six months of 1998, net commissions were $6.2 million compared to $7.4 million for the first six months of 1997.

   Separate Account Fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets in separate accounts supporting the contracts were $5.4 million for the quarter ended June 30, 1998 compared to $4.1 million for the quarter ended June 30, 1997. For the first six months of 1998, separate account fees were $10.1 million compared to $8.0 million for the first six months of 1997. Such fees represented 1.51% and 1.50% of average variable annuity and variable life separate account balances for the quarters ended June 30, 1998 and 1997, respectively. For the first six months of 1998 and 1997, such percentages were 1.47% and 1.52%, respectively.

   Operating Expenses primarily represent compensation, marketing, and other general and administrative expenses. These expenses were $80.1 million for the quarter ended June 30, 1998 compared to $75.6 million for the quarter ended June 30, 1997. For the first six months of 1998, operating expenses were $160.0 million compared to $151.4 million for the first six months of
1997. These increases during 1998 compared to 1997 were primarily due to increases in compensation and marketing expenses. Operating expenses expressed as a percent of average total assets under management were 0.60% for the quarter ended June 30, 1998 compared to 0.63% for the quarter ended June 30, 1997. For the first six months of 1998 and 1997, such percentages were 0.61% and 0.63%, respectively.

   Amortization of Deferred Policy Acquisition Costs relates to the costs of acquiring new business which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $18.3 million for the quarter ended June 30, 1998 compared to $19.4 million for the quarter ended June 30, 1997. For the first six months of 1998, amortization of deferred policy acquisition costs was $37.3 million compared to $35.7 million for the first six months of 1997. The increase during 1998 compared to 1997 was primarily related to the increase in investment spread from the growth of business in force associated with fixed and indexed products and the increased sales of variable annuity products. Amortization expense represented 29.5% and 29.8% of investment spread for the quarters ended June 30, 1998 and 1997, respectively. For the first six months of 1998 and 1997, the corresponding percentages were 29.3% and 28.4%, respectively.

   Amortization of Deferred Distribution Costs relates to the deferred sales commissions acquired in connection with the Colonial acquisition and the distribution of mutual fund shares sold with contingent deferred sales charges. Amortization was $9.1 million for the quarter ended June 30, 1998 compared to $8.7 million for the quarter ended June 30, 1997. For the first six months of 1998, amortization of deferred distribution costs was $18.1 million compared to $16.9 million for the first six months of 1997. These increases during 1998 compared to 1997 were primarily attributable to the continuing sales of such fund shares during 1998 and 1997.

   Amortization of Value of Insurance in Force relates to the actuarially-determined present value of projected future gross profits from policies in force at the date of acquisition. Amortization totaled $1.2 million for the quarter ended June 30, 1998 compared to $1.9 million for the quarter ended June 30, 1997. For the first six months of 1998, amortization of value of insurance in force was $2.7 million compared to $5.1 million for the first six months of 1997. These decreases during 1998 compared to 1997 were primarily due to reduced amortization related to a change in mortality assumptions.

   Amortization of Intangible Assets relates to goodwill and certain identifiable intangible assets arising from business combinations accounted for as purchases. Amortization was $3.6 million for the quarter ended June 30, 1998 compared to $3.3 million for the quarter ended June 30, 1997. For the first six months of 1998, amortization of intangible assets was $7.1 million compared to $6.5 million for the first six months of 1997.

   Interest Expense, Net was $3.9 million for the quarter ended June 30, 1998 compared to $4.4 million for the quarter ended June 30, 1997. For the first six months of 1998, interest expense, net was $7.8 million compared to $8.9 million for the first six months of 1997. These decreases during 1998 compared to 1997 were due to lower interest expense related to Colonial's credit facility which is utilized to finance the sale of shares of mutual funds which have contingent deferred sales charges and to higher interest income which is netted against interest expense.

   Income Tax Expense was $13.8 million or 31.7% of pretax income for the quarter ended June 30, 1998 compared to $13.9 million, or 31.7% of pretax income for the quarter ended June 30, 1997. For the first six months of 1998, income tax expense was $27.7 million or 31.2% of pretax income compared to $30.7 million, or 32.1% of pretax income for the first six months of 1997.

Financial Condition

   Stockholders' Equity as of June 30, 1998 was $1.27 billion compared to $1.20 billion as of December 31, 1997. Net income for the first six months of 1998 was $61.2 million and cash dividends on the Company's preferred and common stock totaled $2.9 million. Common stock totaling $4.6 million was issued in connection with the exercise of stock options. In addition, the exercise of certain stock options resulted in a federal income tax benefit to the Company of $2.2 million which was credited to additional paid-in capital. An increase in accumulated other comprehensive income, net unrealized investment gains, net of adjustments to deferred policy acquisition costs and value of insurance in force, during the period increased stockholders' equity by $2.5 million.

   Book Value Per Share amounted to $27.83 at June 30, 1998 compared to $26.82 at December 31, 1997. Excluding net unrealized gains on investments, book value per share amounted to $25.95 at June 30, 1998 and $24.97 at December 31, 1997. As of June 30, 1998, there were 45.5 million common shares outstanding compared to 44.7 million shares as of December 31, 1997.

   The Company manages the substantial majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire fixed maturities investments as "available for sale" and accordingly carries such investments at fair value. The Company's total investments at June 30, 1998 and December 31, 1997 reflected net unrealized gains of $268.3 million and $280.2 million, respectively, relating to its fixed maturity and equity portfolios.

   Approximately $11.1 billion, or 80.0%, of the Company's general account investments at June 30, 1998, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At June 30, 1998, the carrying value of investments in below investment grade securities totaled $1.1 billion, or 8.0% of general account investments of $14.0 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

Management of the Company's Investments

   Asset-liability duration management is utilized by the Company to minimize the risks of interest rate fluctuations and policyholder withdrawals. The Company believes that its fixed and equity-indexed policyholder balances should be backed by investments, principally comprised of fixed maturities, that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rates, the slope of the yield curve and the excess at which fixed maturities are priced over the yield curve. Its portfolio strategy is designed to achieve acceptable risk-adjusted returns by effectively managing portfolio liquidity and credit quality.

   The Company conducts its investment operations to closely match the duration of the assets in its investment portfolio to its policyholder balances. The Company seeks to achieve an acceptable spread between what it earns on its assets and interest credited on its policyholder balances by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges to encourage persistency and to make the cost of its policyholder balances more predictable. Approximately 82.1% of the Company's fixed annuity policyholder balances were subject to surrender charges at June 30, 1998.

   As part of its asset-liability management discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view toward maintaining a desired investment spread between the yield on portfolio assets and the interest credited on policyholder balances under a variety of possible future interest rate scenarios. At June 30, 1998, the effective duration of the Company's fixed maturities investments (including certain cash and cash equivalents) was approximately 3.0. Effective duration is a common measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as prepayment and bond calls.

   As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements ("swap agreements") and interest rate cap agreements ("cap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g. fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest credited to policyholders. The Company had 47 outstanding swap agreements with an aggregate notional principal amount of $2.4 billion and 45 outstanding swap agreements with an aggregate notional principal amount of $2.6 billion as of June 30, 1998 and December 31, 1997, respectively.

   Cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $250.0 million as of June 30, 1998 and December 31, 1997.

   With respect to the Company's equity-indexed annuities, the Company buys call options on the S&P 500 Index to hedge its obligation to provide returns based upon this index. The Company had call options with a book value of $473.1 million and $323.3 million as of June 30, 1998 and December 31, 1997, respectively.

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

   In June 1998, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999. Earlier adoption is permitted as of July 1, 1998. The Company is evaluating the impact of this statement.

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

   Current Rhode Island insurance law applicable to Keyport permits the payment of dividends or distributions, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of Keyport's statutory surplus as of the preceding December 31 or
(ii) Keyport's statutory net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of June 30, 1998, the amount of dividends that Keyport could pay without such approval was
$70.3million. However, Keyport has not paid any dividends since its acquisition in 1988.

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

   Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from annuity premiums and deposits, net investment income and from the sales and maturities of fixed investments.
Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of June 30, 1998, $10.5 billion, or 75.0% of Keyport's general account investments are considered readily marketable.

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

 Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

   12 Statement re Computation of Ratios
   27 Financial Data Schedule

(b)    Reports on Form 8-K

   There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               LIBERTY FINANCIAL COMPANIES, INC.

                                      /s/ J. Andy Hilbert
                                --------------------------------
                                        J. Andy Hilbert
                                 (Duly Authorized Officer and
                                   Chief Financial Officer)








Date:   August 13, 1998

                                 Exhibit Index


Exhibit No.   Description                                     Page
-----------   -----------                                     ----

   12         Statement re Computation of Ratios
   27         Financial Data Schedule