Form 10-Q
period 1998-09-30
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 1998-11-05
CIK 936372

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934
                  For the quarterly period ended   September 30, 1998
                                                 ---------------------
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------    -------------

               Commission file number: 1-13654
                                      --------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      There were 46,150,643 shares of the registrant's Common Stock, $.01 par value, and 324,759 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of October 15, 1998.

Exhibit Index - Page 21                                           Page 1 of 135

                       LIBERTY FINANCIAL COMPANIES, INC.
       QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1998


                               TABLE OF CONTENTS


Part I.    FINANCIAL INFORMATION                                      Page


Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30,
            1998 and December 31, 1997

           Consolidated Income Statements for the Three Months and Nine Months Ended September 30, 1998 and 1997

           Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1998 and 1997

           Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 1998

           Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Results
            of Operations and Financial Condition


Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                       LIBERTY FINANCIAL COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in millions)
                                              September 30         December 31
                                                  1998                1997
                                              ------------        -------------
                                               Unaudited
                                    ASSETS
Assets:
   Investments                                  $12,580.8           $12,343.5
   Cash and cash equivalents                      1,387.6             1,290.1
   Accrued investment income                        162.3               165.0
   Deferred policy acquisition costs                281.5               232.0
   Value of insurance in force                       55.3                53.3
   Deferred distribution costs                      124.3               108.1
   Intangible assets                                297.7               199.0
   Other assets                                     272.3               131.4
   Separate account assets                        1,433.5             1,329.2
                                               -----------         -----------
                                                $16,595.3           $15,851.6
                                               ===========         ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policyholder balances                        $12,342.5           $12,086.1
   Notes payable to affiliates                      229.0               229.0
   Revolving credit facilities                      123.5                26.5
   Payable for investments purchased
     and loaned                                     931.4               722.1
   Other liabilities                                280.2               310.4
   Separate account liabilities                   1,395.1             1,264.0
                                               -----------        ------------
      Total liabilities                          15,301.7            14,638.1
                                               -----------        ------------

Series A redeemable convertible preferred
 stock, par value $.01; authorized, issued
 and outstanding 324,759 shares in 1998 and
 327,006 shares in 1997                              15.1                14.6
                                               -----------        ------------

Stockholders' Equity:
 Common stock, par value $.01; authorized
  100,000,000 shares, issued 45,987,826
  shares in 1998 and 44,706,398 shares in 1997        0.5                 0.4
Additional paid-in capital                          896.5               866.5
Accumulated other comprehensive income               54.7                83.0
Retained earnings                                   331.3               251.5
Cost of common stock held in treasury
 (9,465 shares at December 31, 1997)                  0.0                (0.3)
Unearned compensation                                (4.5)               (2.2)
                                               -----------        ------------
    Total stockholders' equity                    1,278.5             1,198.9
                                               -----------        ------------
                                                $16,595.3           $15,851.6
                                               ===========        ============

         See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.
                        CONSOLIDATED INCOME STATEMENTS
                      (in millions, except per share data)
                                  Unaudited
                                      Three Months Ended     Nine Months Ended
                                         September 30          September 30
                                      -------------------   -------------------
                                         1998       1997      1998        1997
                                      --------   --------   --------   --------
Investment income                      $202.7     $212.0     $612.4     $632.2
Interest credited to policyholders     (143.3)    (150.9)    (425.6)    (445.4)
                                      --------   --------   --------   --------
Investment spread                        59.4       61.1      186.8      186.8
                                      --------   --------   --------   --------
Net realized investment gains             4.2        6.1        4.0       22.1
                                      --------   --------   --------   --------
Fee income:
 Investment advisory and administrative
   fees                                  58.4       56.1      174.5      161.8
 Distribution and service fees           13.2       12.6       39.0       36.6
 Transfer agency fees                    11.9       12.3       36.6       35.6
 Surrender charges and net commissions    8.2        9.5       26.2       27.0
 Separate account fees                    5.4        4.7       15.5       12.7
                                      --------   --------   --------   --------
Total fee income                         97.1       95.2      291.8      273.7
                                      --------   --------   --------   --------
Expenses:
 Operating expenses                     (78.5)     (77.8)    (238.5)    (229.2)
 Amortization of deferred policy
  acquisition costs                     (15.5)     (18.3)     (52.8)     (54.0)
 Amortization of deferred distribution
  costs                                  (9.8)      (8.5)     (27.9)     (25.4)
 Amortization of value of insurance in
  force                                  (1.2)      (2.2)      (3.9)      (7.3)
 Amortization of intangible assets       (3.6)      (3.7)     (10.7)     (10.2)
 Interest expense, net                   (2.7)      (4.1)     (10.5)     (13.0)
                                      --------   --------   --------   --------
Total expenses                         (111.3)    (114.6)    (344.3)    (339.1)
                                      --------   --------   --------   --------

Pretax income                            49.4       47.8      138.3      143.5
Income tax expense                      (15.9)     (14.9)     (43.6)     (45.6)
                                      --------   --------   --------   --------
Net income                              $33.5      $32.9      $94.7      $97.9
                                      ========   ========   ========   ========
Net income per share - basic             $0.73      $0.74      $2.08      $2.23
                                      ========   ========   ========   ========
Net income per share - assuming
  dilution                               $0.71      $0.70      $2.00      $2.10
                                      ========   ========   ========   ========

         See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)
                                   Unaudited
                                                           Nine Months Ended
                                                             September 30
                                                          --------------------
                                                              1998       1997
                                                          ---------   --------

Cash flows from operating activities:
Net income                                                   $94.7      $97.9
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                              54.3       54.3
   Interest credited to policyholders                        425.6      445.4
   Net realized investment gains                              (4.0)     (22.1)
   Net amortization on investments                           101.9       22.0
   Change in deferred policy acquisition costs               (25.8)     (10.3)
   Net change in other assets and liabilities                (26.1)       0.3
                                                          ---------   --------
      Net cash provided by operating activities              620.6      587.5
                                                          ---------   --------

Cash flows from investing activities:
   Investments purchased available for sale               (5,207.4)  (3,006.4)
   Investments sold available for sale                     4,060.6    1,414.2
   Investments matured available for sale                    938.2    1,230.5
   Change in policy loans, net                               (24.8)     (15.0)
   Change in mortgage loans, net                               4.3        4.6
   Acquisitions, net of cash acquired                        (96.4)       0.0
   Other                                                      11.3      (15.7)
                                                          ---------   --------
      Net cash used in investing activities                 (314.2)    (387.8)
                                                          ---------   --------

Cash flows from financing activities:
   Withdrawals from policyholder accounts                 (1,371.6)    (948.9)
   Deposits to policyholder accounts                       1,089.3      738.4
   Securities lending                                        (25.0)     415.9
   Change in revolving credit facilities                      97.0      (20.0)
   Exercise of stock options                                   5.8        6.3
   Dividends paid                                             (4.4)      (3.5)
                                                          ---------   --------
      Net cash (used in) provided by financing
       activities                                           (208.9)     188.2
                                                          ---------   --------
   Increase in cash and cash equivalents                      97.5      387.9
   Cash and cash equivalents at beginning of period        1,290.1      875.8
                                                          ---------  ---------
   Cash and cash equivalents at end of period             $1,387.6   $1,263.7
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

                      LIBERTY FINANCIAL COMPANIES, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in millions)
                                   Unaudited
                                Accum.
                      Addt'l.   Other                                  Total
              Common  Paid-In Comprehen. Retained Treas. Unearned  Stockholders'
               Stock  Capital   Income   Earnings Stock   Compen.      Equity
              ------- ------- ---------- -------- ------ --------- ------------
Balance,
 December
 31, 1997       $0.4  $866.5      $83.0   $251.5  $(0.3)    $(2.2)    $1,198.9
Effect of
 stock-based
 compensation
 plans           0.1    11.1                        0.3      (2.3)         9.2
Common stock
 issued for
 acquisitions            9.0                                               9.0
Accretion to
 face value of
 preferred stock                            (0.6)                         (0.6)
Common stock
 dividends               9.9               (13.6)                         (3.7)
Preferred
 stock
 dividends                                  (0.7)                         (0.7)
Net income                                  94.7                          94.7
Other
 comprehensive
 income,
 net of tax                       (28.3)                                 (28.3)
              ------- ------- ---------- -------- ------ --------- ------------
Balance,
 September
 30, 1998       $0.5  $896.5      $54.7   $331.3   $0.0    $ (4.5)    $1,278.5
              ======= ======= ========== ======== ====== ========= ============

         See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
1.    General

      The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1997 Annual Report to Stockholders. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform to the current period presentation.

2.    Industry Segment Information

      The Company is an asset accumulation and management company which operates in two industry segments: retirement-oriented insurance (principally annuities) and asset management. The annuity insurance business is conducted at Keyport Life Insurance Company ("Keyport"). Keyport generates investment spread income from the investment portfolio which supports policyholder balances associated with its fixed and indexed annuity business and its closed block of single premium whole life insurance. The annuity insurance business also derives fee income from the administration of fixed, indexed and variable annuity contracts. The asset management business is conducted principally at The Colonial Group, Inc. ("Colonial"), an investment advisor, distributor and transfer agent to mutual funds, Stein Roe & Farnham Incorporated ("Stein Roe"), a diversified investment advisor, Newport Pacific Management, Inc. ("Newport"), an investment advisor to mutual funds and institutional accounts specializing in Asian equity markets, The Crabbe Huson Group, Inc. ("Crabbe Huson"), an investment advisor to mutual funds and institutional accounts, Progress Investment Management Company, an investment advisor to institutional accounts, and Liberty Asset Management Company ("LAMCO"), an investment advisor to mutual funds. The asset management business derives fee income from investment products and services.

      Approximately 66% of the Company's income before interest expense, amortization of intangible assets, net realized gains and income taxes for the nine months ended September 30, 1998 was attributable to the Company's annuity insurance business, with the remaining 34% attributable to the Company's asset management activities. This compares to approximately 63% and 37%, respectively, for the nine months ended September 30, 1997.

3.    Investments

      Investments, all of which pertain to the Company's annuity insurance operations, were comprised of the following (in millions):

                                     September 30    December 31
                                         1998            1997
                                     ------------    -----------
Fixed maturities                       $11,447.2      $11,246.5
Equity securities                           55.5           40.8
Mortgage loans                              56.4           60.7
Policy loans                               579.5          554.7
Other invested assets                      442.2          440.8
                                     ------------    -----------
    Total                              $12,580.8      $12,343.5
                                     ============    ===========

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

4.    Net Income Per Share

      On December 10, 1997, the Company effected a three-for-two common stock split in the form of a 50 percent stock dividend. The following table sets forth the computation of net income per share-basic and net income per share-assuming dilution:

                                    Three Months Ended      Nine Months Ended
                                       September 30           September 30
                                 -----------------------  ---------------------
                                       1998        1997        1998       1997
                                 -----------  ----------  ----------  ---------
 Numerator:
   Net income                         $33.5       $32.9       $94.7      $97.9
   Preferred stock dividends           (0.2)       (0.2)       (0.7)      (0.7)
                                 -----------  ----------  ----------  ---------
   Numerator for net
    income per share - basic
    - income available to common
    stockholders                       33.3        32.7        94.0       97.2
   Effect of dilutive securities:
    Preferred stock dividends           0.2         0.2         0.7        0.7
                                 -----------  ----------  ---------- ----------
                                        0.2         0.2         0.7        0.7
                                 -----------  ----------  ---------- ----------
   Numerator for net income per
    share - assuming dilution -
    income available to common
    stockholders after assumed
    conversions                       $33.5       $32.9       $94.7      $97.9

Denominator:
   Denominator for
    net income per
    share - basic - weighted -
    average shares               45,440,311  44,093,736  45,110,661 43,606,920
   Effect of dilutive securuties:
   Employee stock options         1,339,023   2,436,131   1,651,337  2,410,223
   Convertible preferred stock      514,493     517,929     516,090    518,130
                                 -----------  ----------  ---------- ----------
Dilutive potential common shares  1,853,516   2,954,060   2,167,427  2,928,353
                                 -----------  ----------  ---------- ----------
   Denominator for net income per
    share - assuming dilution
    - adjusted weighted-average
    shares and assumed
    conversions                  47,293,827  47,047,796  47,278,088 46,535,273
                                 ===========  ==========  ========== ==========
Net income per share - basic          $0.73       $0.74       $2.08      $2.23
                                 ===========  ==========  ========== ==========
Net income per share - assuming
 dilution                             $0.71       $0.70       $2.00      $2.10
                                 ===========  ==========  ========== ==========

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

      Comprehensive income was comprised of the following (in millions):

                                      Three Months Ended    Nine Months Ended
                                          September 30        September 30
                                      -------------------  -------------------
                                          1998      1997       1998      1997
                                      ---------   -------  ---------  --------
   Net income                            $33.5     $32.9      $94.7     $97.9
   Other comprehensive income, net of tax:
    Change  in  net   unrealized
      investment gains                   (30.8)     24.5      (28.3)     26.7
                                      ---------   --------  --------  --------
   Comprehensive income                   $2.7     $57.4      $66.4    $124.6
                                      =========   ========  ========  ========

6.    Recent Accounting Pronouncement

      In June 1998, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," was
   issued. This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company is evaluating the impact of this statement. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. At this time, the Company has not completed its analysis and evaluation of the requirements and the impact of this statement.

7.    Acquisitions

      On August 13, 1998, the Company entered into an agreement to acquire 100% of the capital stock of Societe Generale Asset Management Corp. ("SGAM"), a registered investment advisor with approximately $4.1 billion of assets under management as of September 30, 1998. The purchase price for this transaction is $205.0 million, subject to adjustment in certain circumstances, consisting of $198.0 million in cash and $7.0 million in the Company's common stock. In addition, the Company has agreed to pay up to an additional $11.0 million in deferred payments contingent upon the attainment of certain earnings objectives by SGAM. The acquisition, which is subject to certain closing conditions, is expected to be completed in early 1999 and will be accounted for as a purchase.

      On August 31, 1998, the Company completed an agreement to acquire certain assets and assume certain liabilities of Progress Investment Management Company, a registered investment advisor to institutional accounts with approximately $2.1 billion in assets under management as of September 30, 1998. On September 30, 1998, the Company completed an agreement to acquire certain assets and assume certain liabilities of Crabbe Huson, a registered investment advisor with approximately $3.3 billion in assets under management as of that date. The combined purchase price for these transactions was approximately $104.6 million, including costs of acquisitions, and consisted of $95.6 million in cash and $9.0 million in the Company's common stock. In addition, the Company has agreed to pay up to an additional $61.5 million in cash and common stock over five years, contingent upon the attainment of certain earnings objectives. These transactions were accounted for as purchases and resulted in the recording of goodwill and other intangible assets of approximately $102.1 million.

8.    Credit Facility

      In connection with the Crabbe Huson acquisition, the Company entered into a $100.0 million revolving credit facility with a commercial bank (the "Bridge Facility"). The Bridge Facility matures on March 30, 1999 and bears interest at a per annum rate equal to LIBOR plus twenty-five basis points. The Company borrowed $90.0 million under the Bridge Facility to finance the acquisition of Crabbe Huson.

   Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

   Net Income was $33.5 million or $0.71 per share for the quarter ended September 30, 1998 compared to $32.9 million or $0.70 per share for the quarter ended September 30, 1997. For the first nine months of 1998, net income was $94.7 million or $2.00 per share compared to $97.9 million or $2.10 per share for the first nine months of 1997. The decrease for the nine months resulted largely from lower net realized investment gains in 1998 compared to 1997 and higher operating expenses. Partially offsetting these items were higher fee income and lower interest expense, net and income tax expense.

   Pretax Income was $49.4 million for the quarter ended September 30, 1998 compared to $47.8 million for the quarter ended September 30, 1997. For the first nine months of 1998, pretax income was $138.3 million compared to $143.5 million for the first nine months of 1997. The decrease for the nine months resulted largely from lower net realized investment gains in 1998 compared to 1997 and higher operating expenses. Partially offsetting these items were higher fee income and lower interest expense, net.

   Investment Spread is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $59.4 million for the quarter ended September 30, 1998 compared to $61.1 million for the quarter ended September 30, 1997. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage for the quarter ended September 30, 1998 was 1.63% compared to 1.80% for the quarter ended September 30, 1997. For the first nine months of 1998 and 1997, investment spread was $186.8 million. The investment spread percentage was 1.76% for the first nine months of 1998 compared to 1.89% for the first nine months of 1997.

   Investment income was $202.7 million for the quarter ended September 30, 1998 compared to $212.0 million for the quarter ended September 30, 1997. The decrease of $9.3 million in 1998 compared to 1997 primarily relates to a $16.9 million decrease resulting from a lower average investment yield, partially offset by a $7.6 million increase as a result of the higher level of average invested assets. The 1998 investment income was net of $17.9 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $13.6 million in 1997. The average investment yield was 6.27% for the quarter ended September 30, 1998 compared to 6.82% for the quarter ended September 30, 1997. For the first nine months of 1998, investment income was $612.4 million compared to $632.2 million for the first nine months of 1997. The decrease of $19.8 million in 1998 compared to 1997 primarily relates to a $45.8 million decrease resulting from a lower average investment yield, partially offset by a $26.0 million increase as a result of the higher level of average invested assets. The 1998 investment income was net of $53.1 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $31.2 million in 1997. The average investment yield was 6.41% for the first nine months of 1998 compared to 6.91% for the first nine months of 1997.

   Interest credited to policyholders totaled $143.3 million for the quarter ended September 30, 1998 compared to $150.9 million for the quarter ended September 30, 1997. The decrease of $7.6 million in 1998 compared to 1997 primarily relates to an $11.5 million decrease resulting from a lower average interest credited rate, partially offset by a $3.9 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.4 billion (including $10.6 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $1.8 billion of equity-indexed annuities) for the quarter ended September 30, 1998 compared to $12.0 billion (including $10.7 billion of fixed products and $1.3 billion of equity-indexed annuities) for the quarter ended September 30, 1997. The average interest credited rate was 4.64% (5.31% on fixed products and 0.85% on equity-indexed annuities) for the quarter ended September 30, 1998 compared to 5.02% (5.52% on fixed products and 0.85% on equity-indexed annuities) for the quarter ended September 30, 1997. Keyport's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 40% to 95%) of the change in value of the S&P 500 Index. Keyport's equity-indexed annuities also provide full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate is reflected net of income recognized on the S&P 500 Index call options resulting in a 0.85% net credited rate. For the first nine months of 1998, interest credited to policyholders totaled $425.6 million compared to $445.4 million for the first nine months of 1997. The decrease of $19.8 million in 1998 compared to 1997 primarily relates to a $32.5 million decrease resulting from a lower average interest credited rate, partially offset by a $12.7 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.2 billion (including $10.5 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $1.7 billion of equity-indexed annuities) for the first nine months of 1998 compared to $11.8 billion (including $10.7 billion of fixed products and $1.1 billion of equity-indexed annuities) for the first nine months of 1997. The average interest credited rate was 4.65% (5.31% on fixed products and 0.85% on equity-indexed annuities) for the first nine months of 1998 compared to 5.02% (5.44% on fixed products and 0.85% on equity-indexed annuities) for the first nine months of 1997.

   Average investments in the Company's general account (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.9 billion for the quarter ended September 30, 1998 compared to $12.4 billion for the quarter ended September 30, 1997. For the first nine months of 1998, such average investments were $12.7 billion compared to $12.2 billion for the first nine months of 1997. These increases primarily relate to net insurance cash flows for the twelve months ended September 30, 1998.

   Net Realized Investment Gains were $4.2 million for the quarter ended September 30, 1998 compared to $6.1 million for the quarter ended September 30, 1997. For the first nine months of 1998, net realized investment gains were $4.0 million, which is net of losses of $7.6 million for certain fixed maturity investments where the decline in value was determined to be other than temporary, compared to $22.1 million for the first nine months of 1997. Sales of fixed maturity investments generally are made to maximize total return.

   Investment Advisory and Administrative Fees are based on the market value of assets managed for mutual funds, private clients and institutional investors. Investment advisory and administrative fees were $58.4 million for the quarter ended September 30, 1998 compared to $56.1 million for the quarter ended September 30, 1997. For the first nine months of 1998, investment advisory and administrative fees were $174.5 million compared to $161.8 million for the first nine months of 1997. These increases during 1998 compared to 1997 primarily reflect a higher level of average fee-based assets under management.

   Average fee-based assets under management were $40.7 billion for the quarter ended September 30, 1998 compared to $38.4 billion for the quarter ended September 30, 1997. For the first nine months of 1998, average fee-based assets were $40.2 billion compared to $36.9 billion for the first nine months of 1997. These increases during 1998 compared to 1997 resulted from both acquisitions and net sales for the twelve months ended September 30, 1998. Investment advisory and administrative fees were 0.57% and 0.58% of average fee-based assets under management for the quarters ended September 30, 1998 and 1997, respectively. For the first nine months of 1998 and 1997, such percentages were 0.58%.

   The amount of fee-based assets under management is affected by product sales and redemptions and by changes in the market values of such assets under management. Fee-based assets under management and changes in such assets are set forth in the tables below (in billions).

Fee-Based Assets Under Management
                                                      As of September 30
                                                    ----------------------
                                                        1998         1997
                                                    ---------    ---------
  Mutual Funds:
    Intermediary-distributed                           $16.7        $16.6
    Direct-marketed                                      6.5          7.2
    Closed-end                                           2.2          2.2
    Variable annuity                                     1.2          1.3
                                                    ---------    ---------
                                                        26.6         27.3
  Private Capital Management                             7.0          6.4
  Institutional                                         10.7          5.4
                                                    ---------    ---------
    Total Fee-Based Assets Under Management*           $44.3        $39.1
                                                    =========    =========
______________
* As of  September  30,  1998 and  1997,  Keyport's  insurance assets of $13.2  billion and $12.8  billion,  respectively, bring total assets under  management  to $57.5  billion and
   $51.9 billion, respectively.

 Changes in  Fee-Based  Assets  Under Management
                                     Three Months Ended     Nine Months Ended
                                        September 30          September 30
                                     -------------------   -------------------
                                         1998      1997        1998      1997
                                     --------- ---------   --------- ---------
 Fee-based assets under management
  - beginning                           $41.0     $37.5       $38.7     $35.9
 Sales and reinvestments                  2.1       1.9         6.2       5.2
 Redemptions and withdrawals             (1.7)     (1.5)       (4.8)     (5.0)
 Acquisitions                             5.4       0.0         5.4       0.0
 Market appreciation (depreciation)      (2.5)      1.2        (1.2)      3.0
                                     --------- ---------   --------- ---------
 Fee-based assets under management
  - ending                              $44.3     $39.1       $44.3     $39.1
                                     ========= =========   ========= =========

   Distribution  and  Service  Fees  are  based  on  the  market  value  of the
Company's intermediary-distributed mutual funds. Distribution fees of 0.75% are earned on the average assets attributable to such funds sold with contingent deferred sales charges, and service fees of 0.25% (net of amounts passed on to selling brokers) are generally earned on the total of such average mutual fund assets. These fees totaled $13.2 million for the quarter ended September 30, 1998 compared to $12.6 million for the quarter ended September 30, 1997. For the first nine months of 1998, distribution and service fees were $39.0 million compared to $36.6 million for the first nine months of 1997. These increases during 1998 compared to 1997 were primarily attributable to the higher asset levels of mutual funds with contingent deferred sales charges. As a percentage of weighted average assets, distribution and service fees were approximately 0.71% for the quarters ended September 30, 1998 and 1997. For the first nine months of 1998 and 1997, such percentages were 0.72% and 0.70%, respectively.

    Transfer Agency Fees are based on the market value of assets managed in the Company's intermediary-distributed and direct-marketed mutual funds. Such fees were $11.9 million on average assets of $24.4 billion for the quarter ended September 30, 1998 and $12.3 million on average assets of $24.8 billion for the quarter ended September 30, 1997. For the first nine months of 1998, transfer agency fees were $36.6 million on average assets of $24.8 billion and $35.6 million on average assets of $24.1 billion for the first nine months of 1997. As a percentage of total average mutual fund assets under management, transfer agency fees were approximately 0.20% for the quarters ended September 30, 1998 and 1997. For the first nine months of 1998 and 1997, such percentages were also 0.20%.

   Surrender Charges and Net Commissions are revenues earned on: a) the early withdrawal of annuity policyholder balances and redemptions of the intermediary-distributed mutual funds which were sold with contingent deferred sales charges; b) the distribution of the Company's intermediary-distributed mutual funds (net of the substantial portion of such commissions that is passed on to the selling brokers); and c) the sales of non-proprietary products in the Company's bank marketing businesses (net of commissions that are paid to the Company's client banks and brokers). Total surrender charges and net commissions were $8.2 million for the quarter ended September 30, 1998 compared to $9.5 million for the quarter ended September 30, 1997. For the first nine months of 1998, total surrender charges and net commissions were $26.2 million compared to $27.0 million for the first nine months of 1997.

   Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed generally during the first six years. Such charges totaled $5.5 million for the quarters ended September 30, 1998 and 1997. For the first nine months of 1998, surrender charges were $17.3 million compared to $15.6 million for the first nine months of 1997. Total annuity withdrawals represented 12.4% and 10.9% of the total average annuity policyholder and separate account balances for the quarters ended September 30, 1998 and 1997, respectively. For the first nine months of 1998 and 1997, the corresponding percentages were 13.7% and 11.0%, respectively. Net commissions were $2.7 million for the quarter ended September 30, 1998 and $4.0 million for the quarter ended September 30, 1997. For the first nine months of 1998, net commissions were $8.9 million compared to $11.4 million for the first nine months of 1997.

   Separate Account Fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets in separate accounts supporting the contracts were $5.4 million for the quarter ended September 30, 1998 compared to $4.7 million for the quarter ended September 30, 1997. For the first nine months of 1998, separate account fees were $15.5 million compared to $12.7 million for the first nine months of 1997. Such fees represented 1.54% and 1.61% of average variable annuity and variable life separate account balances for the quarters ended September 30, 1998 and 1997, respectively. For the first nine months of 1998 and 1997, such percentages were 1.50% and 1.56%, respectively.

   Operating Expenses primarily represent compensation, marketing, and other general and administrative expenses. These expenses were $78.4 million for the quarter ended September 30, 1998 compared to $77.8 million for the quarter ended September 30, 1997. For the first nine months of 1998, operating expenses were $238.4 million compared to $229.2 million for the first nine months of 1997. These increases during 1998 compared to 1997 were primarily due to increases in compensation and marketing expenses. Operating expenses expressed as a percent of average total assets under management were 0.59% for the quarter ended September 30, 1998 compared to 0.61% for the quarter ended September 30, 1997. For the first nine months of 1998 and 1997, such percentages were 0.60% and 0.62%, respectively.

   Amortization of Deferred Policy Acquisition Costs relates to the costs of acquiring new business which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $15.5 million for the quarter ended September 30, 1998 compared to $18.3 million for the quarter ended September 30, 1997. For the first nine months of 1998, amortization of deferred policy acquisition costs was $52.8 million compared to $54.0 million for the first nine months of 1997. Amortization expense represented 26.1% and 30.0% of investment spread for the quarters ended September 30, 1998 and 1997, respectively. For the first nine months of 1998 and 1997, the corresponding percentages were 28.3% and 28.9%, respectively.

   Amortization of Deferred Distribution Costs relates to the deferred sales commissions acquired in connection with the Colonial acquisition and the distribution of mutual fund shares sold with contingent deferred sales charges. Amortization was $9.8 million for the quarter ended September 30,
1998 compared to $8.5 million for the quarter ended September 30, 1997. For the first nine months of 1998, amortization of deferred distribution costs was $27.9 million compared to $25.4 million for the first nine months of 1997. These increases during 1998 compared to 1997 were primarily attributable to the continuing sales of such fund shares during 1998 and 1997.

   Amortization of Value of Insurance in Force relates to the actuarially-determined present value of projected future gross profits from policies in force at the date of acquisition. Amortization totaled $1.2 million for the quarter ended September 30, 1998 compared to $2.2 million for the quarter ended September 30, 1997. For the first nine months of 1998, amortization of value of insurance in force was $3.9 million compared to $7.3 million for the first nine months of 1997. These decreases during 1998 compared to 1997 were primarily due to reduced amortization related to a change in mortality assumptions.

   Amortization of Intangible Assets relates to goodwill and certain identifiable intangible assets arising from business combinations accounted for as purchases. Amortization was $3.6 million for the quarter ended September 30, 1998 compared to $3.7 million for the quarter ended September 30, 1997. For the first nine months of 1998, amortization of intangible assets was $10.7 million compared to $10.2 million for the first nine months of 1997.

   Interest Expense, Net was $2.7 million for the quarter ended September 30, 1998 compared to $4.1 million for the quarter ended September 30, 1997. For the first nine months of 1998, interest expense, net was $10.5 million compared to $13.0 million for the first nine months of 1997. These decreases during 1998 compared to 1997 were due to lower interest expense related to Colonial's credit facility which is utilized to finance the sale of shares of mutual funds which have contingent deferred sales charges and to higher interest income which is netted against interest expense.

   Income Tax Expense was $15.9 million or 32.2% of pretax income for the quarter ended September 30, 1998 compared to $14.9 million, or 31.2% of pretax income for the quarter ended September 30, 1997. For the first nine months of 1998, income tax expense was $43.6 million or 31.5% of pretax income compared to $45.6 million, or 31.8% of pretax income for the first nine months of 1997.

Financial Condition

   Stockholders' Equity as of September 30, 1998 was $1.28 billion compared to $1.20 billion as of December 31, 1997. Net income for the first nine months of 1998 was $94.7 million and cash dividends on the Company's preferred and common stock totaled $4.4 million. Common stock totaling $9.0 million was issued in connection with the acquisition of Crabbe Huson and $5.7 million was issued in connection with the exercise of stock options. In addition, the exercise of certain stock options resulted in a federal income tax benefit to the Company of $2.5 million which was credited to additional paid-in capital. A decrease in accumulated other comprehensive income, net unrealized investment gains, net of adjustments to deferred policy acquisition costs and value of insurance in force, during the period decreased stockholders' equity by $28.3 million.

   Book Value Per Share amounted to $27.80 at September 30, 1998 compared to $26.82 at December 31, 1997. Excluding net unrealized gains on investments, book value per share amounted to $26.61 at September 30, 1998 and $24.97 at December 31, 1997. As of September 30, 1998, there were 46.0 million common shares outstanding compared to 44.7 million shares as of December 31, 1997.

   Investments not including cash and cash equivalents totaled $12.6 billion at September 30, 1998 compared to $12.3 billion at December 31, 1997. The increase primarily reflects general account investment earnings.

   The Company manages the substantial majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire fixed maturities investments as "available for sale" and accordingly carries such investments at fair value. The Company's total investments at September 30, 1998 and December 31, 1997 reflected net unrealized gains of $204.6 million and $280.2 million, respectively, relating to its fixed maturity and equity portfolios.

   Approximately $11.3 billion, or 81.6%, of the Company's general account investments at September 30, 1998, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At September 30, 1998, the carrying value of investments in below investment grade securities totaled $1.2 billion, or 8.3% of general account investments of $13.8 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

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

   The Company conducts its investment operations to closely match the duration of the assets in its investment portfolio to its policyholder balances. The Company seeks to achieve an acceptable spread between what it earns on its assets and interest credited on its policyholder balances by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges to encourage persistency and to make the cost of its policyholder balances more predictable. Approximately 80.5% of the Company's fixed annuity policyholder balances were subject to surrender charges at September 30, 1998.

   As part of its asset-liability management discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view toward maintaining a desired investment spread between the yield on portfolio assets and the interest credited on policyholder balances under a variety of possible future interest rate scenarios. At September 30, 1998, the effective duration of the Company's fixed maturities investments (including certain cash and cash equivalents) was approximately 2.9. Effective duration is a common measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as prepayment and bond calls.

   As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements ("swap agreements") and interest rate cap agreements ("cap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g. fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest credited to policyholders. The Company had 38 outstanding swap agreements with an aggregate notional principal amount of $2.3 billion and 45 outstanding swap agreements with an aggregate notional principal amount of $2.6 billion as of September 30, 1998 and December 31, 1997, respectively.

   Cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $250.0 million as of September 30, 1998 and December 31, 1997.

   With respect to the Company's equity-indexed annuities, the Company buys call options on the S&P 500 Index to hedge its obligation to provide returns based upon this index. The Company had call options with a book value of $329.6 million and $323.3 million as of September 30, 1998 and December 31, 1997, respectively.

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

   In June 1998, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company is evaluating the impact of this statement. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. At this time, the Company has not completed its analysis and evaluation of the requirements and the impact of this statement.

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

Liquidity

   The  Company  is  a  holding  company  whose  liquidity  needs  include  the following: (i) operating expenses; (ii) debt service; (iii) dividends on Preferred Stock and Common Stock; (iv) acquisitions; and (v) working capital where needed by its operating subsidiaries. The Company's principal sources of cash are dividends from its operating subsidiaries, and, in the case of funding for acquisitions and certain long-term capital needs of its subsidiaries, long-term borrowings, which to date have been from affiliates of Liberty Mutual Insurance Company ("Liberty Mutual"). In connection with the Crabbe Huson acquisition, the Company borrowed $90.0 million under the Bridge Facility.

   Current Rhode Island insurance law applicable to Keyport permits the payment of dividends or distributions, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of Keyport's statutory surplus as of the preceding December 31 or
(ii) Keyport's statutory net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of September 30, 1998, the amount of dividends that Keyport could pay without such approval was an additional $65.3 million. Keyport had not paid any dividends since its acquisition in 1988, until Keyport paid a $5.0 million dividend on September 30, 1998.

   The terms of Colonial's existing credit facility place certain restrictions on Colonial's ability to pay dividends. Under the terms of the facility, Colonial could pay dividends of up to $42.4 million as of September 30, 1998. No assurances can be given that future regulatory changes and credit agreements will not create additional limitations on the ability of the Company's subsidiaries to pay dividends.

   Based upon the historical cash flow of the Company, the Company's current financial condition and the Company's expectation that there will not be a material adverse change in the results of operations of the Company and its subsidiaries during the next twelve months, the Company believes that cash flow provided by operating activities over this period will provide sufficient liquidity for the Company to meet its working capital, capital investment and other operational cash needs, its debt service obligations, its obligations to pay dividends on the Preferred Stock and its intentions to pay dividends on the Common Stock. The Company will require additional external financing in order to finance the acquisition of SGAM. Such acquisition, which is subject to the satisfaction of certain conditions, is scheduled to close in early 1999. The Company anticipates that it would require external sources of liquidity in order to finance material acquisitions where the purchase price is not paid in equity.

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

   Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from annuity premiums and deposits, net investment income and from the sales and maturities of fixed investments.
Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of September 30, 1998, $10.2 billion, or 73.6% of Keyport's general account investments are considered readily marketable.

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

   In addressing the Year 2000 issue, the Company has substantially completed an inventory of its computer programs and assessed its Year 2000 readiness. The Company's computer programs include internally developed programs, third-party purchased programs and third-party custom developed programs. For programs which were identified as not being Year 2000 ready, the Company is in the process of implementing a remedial plan which includes repairing or replacing the programs and appropriate testing for Year 2000. The Company is also in the process of identifying and reviewing its non-information technology systems with respect to Year 2000 issues. In addition, the Company has initiated communication with third parties to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

   The Company is developing, and will continue to develop, contingency plans for dealing with any adverse effects that become likely in the event the
Company's remediation plans are not successful or third parties fail to remediate their own Year 2000 issues. If necessary modifications and conversions are not made, or are not timely completed, or if the systems of the companies on which the Company's interface system relies are not timely converted, the Year 2000 issues could have a material impact on the operations of the Company. However, the Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

   10.32 The Colonial Group, Inc. Credit Agreement dated as of April 10, 1998 with BankBoston N.A.
   12      Statement re Computation of Ratios
   27      Financial Data Schedule

(b)   Reports on Form 8-K

        On September 30, 1998, the Company filed a current report on Form 8-K in connection with a lawsuit described therein.

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


                               LIBERTY FINANCIAL COMPANIES, INC.

                                       /s/ J. Andy Hilbert
                                 --------------------------------
                                         J. Andy Hilbert
                                  (Duly Authorized Officer and
                                    Chief Financial Officer)








Date:   November 5, 1998

                                Exhibit Index


Exhibit No.         Description                                        Page
-----------         ------------                                      -----

  10.32             The Colonial Group, Inc. Credit Agreement
                     dated as of April 10, 1998 with BankBoston N.A.
  12                Statement re Computation of Ratios
  27                Financial Data Schedule