Form 10-Q
period 1999-03-31
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 1999-05-14
CIK 936372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999
                               -------------------------------------------------

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                            to
                                  ----------------------      ------------------

                         Commission file number: 1-13654

                        LIBERTY FINANCIAL COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Massachusetts                                     04-3260640
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                         Identification No.)


   600 Atlantic Avenue, Boston, Massachusetts                        02210-2214
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

   There were 46,700,514 shares of the registrant's Common Stock, $.01 par value, and 324,759 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of April 30, 1999.



Exhibit Index - Page 21                                           Page 1 of 131

                        LIBERTY FINANCIAL COMPANIES, INC.
          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED MARCH 31, 1999


                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION                                                                   PAGE
-------                                                                                                   -----


Item 1.           Financial Statements

                  Consolidated Balance Sheets as of March 31, 1999 and December 31,
                     1998                                                                                   3

                  Consolidated Income Statements for the Three Months Ended March 31, 1999 and 1998
                                                                                                            4
                  Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 1999 and 1998                                                                5

                  Consolidated Statement of Stockholders' Equity for the Three Months Ended
                     March 31, 1999                                                                         6

                  Notes to Consolidated Financial Statements                                                7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                           11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                               19

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                         19

Signatures                                                                                                 20

Exhibit Index                                                                                              21

                        LIBERTY FINANCIAL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                         MARCH 31             DECEMBER 31
                                                                           1999                   1998
                                                                     -----------------      -----------------
                                                                        UNAUDITED
                                                    ASSETS
Assets:
    Investments                                                            $12,817.2              $12,598.3
    Cash and cash equivalents                                                1,267.7                  984.1
    Accrued investment income                                                  168.4                  161.0
    Deferred policy acquisition costs                                          372.8                  341.0
    Value of insurance in force                                                 69.6                   66.6
    Deferred distribution costs                                                139.4                  130.2
    Intangible assets                                                          288.7                  292.8
    Other assets                                                               195.1                  179.6
    Separate account assets                                                  2,365.2                1,765.5
                                                                     -----------------      -----------------
                                                                           $17,684.1              $16,519.1
                                                                     -----------------      -----------------
                                                                     -----------------      -----------------


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policyholder balances                                                   $12,414.0              $12,504.1
   Notes payable                                                               506.9                  486.4
   Payable for investments purchased and loaned                                845.8                  240.4
   Other liabilities                                                           289.1                  278.4
   Separate account liabilities                                              2,322.5                1,723.2
                                                                     -----------------      -----------------
      Total liabilities                                                     16,378.3               15,232.5
                                                                     -----------------      -----------------


Series A redeemable convertible preferred stock, par value $.01;
   authorized, issued and outstanding 324,759 shares in 1999 and
   1998                                                                         15.5                   15.3
                                                                     -----------------      -----------------

Stockholders' Equity:
   Common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding 46,682,877 shares in 1999 and
      46,384,015 shares in 1998                                                  0.5                    0.5
   Additional paid-in capital                                                  906.3                  901.5
   Retained earnings                                                           368.7                  346.4
   Accumulated other comprehensive income                                       18.7                   27.2
   Unearned compensation                                                        (3.9)                  (4.3)
                                                                     -----------------      -----------------
      Total stockholders' equity                                             1,290.3                1,271.3
                                                                     -----------------      -----------------

                                                                           $17,684.1              $16,519.1
                                                                     -----------------      -----------------
                                                                     -----------------      -----------------

          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                      -------------------------------
                                                                                          1999             1998
                                                                                      --------------   --------------

          Investment income                                                                 $206.2           $207.4
          Interest credited to policyholders                                                (134.8)          (142.1)
                                                                                      --------------   --------------
          INVESTMENT SPREAD                                                                   71.4             65.3
                                                                                      --------------   --------------
          NET REALIZED INVESTMENT GAINS (LOSSES)                                             (3.1)              2.2
                                                                                      --------------   --------------
          Fee income:
                 Investment advisory and administrative fees                                  66.2             56.8
                 Distribution and service fees                                                14.7             12.6
                 Transfer agency fees                                                         12.9             12.2
                 Surrender charges and net commissions                                         8.4              8.4
                 Separate account fees                                                         6.6              4.7
                                                                                      --------------   --------------
          TOTAL FEE INCOME                                                                   108.8             94.7
                                                                                      --------------   --------------
          Expenses:
                 Operating expenses                                                         (88.7)           (79.9)
                 Amortization of deferred policy acquisition costs                          (22.0)           (19.0)
                 Amortization of deferred distribution costs                                 (9.5)            (9.0)
                 Amortization of value of insurance in force                                 (2.2)            (1.5)
                 Amortization of intangible assets                                           (5.0)            (3.5)
                 Interest expense, net                                                       (5.7)            (3.9)
                                                                                      --------------   --------------
          TOTAL EXPENSES                                                                   (133.1)          (116.8)
                                                                                      --------------   --------------

          PRETAX INCOME                                                                       44.0             45.4
          Income tax expense                                                                (16.6)           (13.9)
                                                                                      --------------   --------------
          NET INCOME                                                                         $27.4            $31.5
                                                                                      --------------   --------------
                                                                                      --------------   --------------

          Net income per share - basic                                                       $0.59            $0.70
                                                                                      --------------   --------------
                                                                                      --------------   --------------
          Net income per share - assuming dilution                                           $0.58            $0.67
                                                                                      --------------   --------------
                                                                                      --------------   --------------










          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                    UNAUDITED

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                      -------------------------------

                                                                                          1999              1998
                                                                                      -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $ 27.4            $ 31.5
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                                             20.4              19.0
   Interest credited to policyholders                                                       134.8             142.1
   Net realized investment losses (gains)                                                     3.1              (2.2)
   Net amortization on investments                                                           21.3              39.3
   Change in deferred policy acquisition  costs                                              (2.1)             (0.2)
   Net change in other assets and liabilities                                               (22.9)            (18.5)
                                                                                      -------------     -------------
        Net cash provided by operating activities                                           182.0             211.0
                                                                                      -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments purchased available for sale                                              (1,519.4)        (1,145.3)
   Investments sold available for sale                                                    1,190.8           1,034.0
   Investments matured available for sale                                                    80.8             287.5
   Change in policy loans, net                                                               (4.2)            (9.0)
   Change in mortgage loans, net                                                             40.9               1.4
   Other                                                                                     (5.8)            (7.7)
                                                                                      -------------     -------------
          Net cash (used in) provided by investing activities                              (216.9)            160.9
                                                                                      -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Withdrawals from policyholder accounts                                                  (456.3)           (393.1)
   Deposits to policyholder accounts                                                        154.9             167.4
   Securities lending                                                                       599.5             (23.2)
   Change in notes payable                                                                   20.5              (4.0)
   Exercise of stock options                                                                  1.5               2.5
   Dividends paid                                                                            (1.6)             (1.4)
                                                                                      -------------     -------------
           Net cash provided by (used in) financing activities                              318.5            (251.8)
                                                                                      -------------     -------------
   Increase in cash and cash equivalents                                                    283.6             120.1
   Cash and cash equivalents at beginning of period                                         984.1           1,290.1
                                                                                      -------------     -------------
   Cash and cash equivalents at end of period                                            $1,267.7          $1,410.2
                                                                                      -------------     -------------
                                                                                      -------------     -------------






          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (IN MILLIONS)
                                    UNAUDITED



                                                                    ACCUMULATED
                                       ADDITIONAL                      OTHER                              TOTAL
                           COMMON        PAID-IN     RETAINED      COMPREHENSIVE       UNEARNED       STOCKHOLDERS'
                             STOCK       CAPITAL     EARNINGS         INCOME         COMPENSATION         EQUITY
                           ----------- ------------ ------------ ------------------ ---------------- -----------------

BALANCE,
   DECEMBER 31, 1998            $0.5       $901.5       $346.4              $27.2           $(4.3)          $1,271.3
Effect of stock-based
   compensation plans                         1.5                                              0.4               1.9
Accretion to face value
   of preferred stock                                     (0.2)                                                 (0.2)
Common stock
   dividends                                  3.3         (4.7)                                                 (1.4)
Preferred stock
   dividends                                              (0.2)                                                 (0.2)
Net income                                                27.4                                                  27.4
Other comprehensive
    income, net of tax                                                       (8.5)                              (8.5)
                           ----------- ------------ ------------ -----------------  ---------------- -----------------

BALANCE,
   MARCH 31, 1999               $0.5       $906.3       $368.7              $18.7           $(3.9)          $1,290.3
                           ----------- ------------ ------------ -----------------  ---------------- -----------------
                           ----------- ------------ ------------ -----------------  ---------------- -----------------


















          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
1.   GENERAL

          The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1998 Form 10-K. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform to the current period presentation.

2.   SEGMENT INFORMATION

         The Company is an asset accumulation and management company with two reportable segments: retirement-oriented insurance (principally annuities) and asset management. The annuity insurance business is conducted at Keyport Life Insurance Company ("Keyport"). Keyport generates investment spread income from the investment portfolio which supports policyholder balances associated with its fixed and indexed annuity business and its closed block of single premium whole life insurance. The annuity insurance business also derives fee income from the administration of fixed, indexed and variable annuity contracts. The asset management business is conducted at The Colonial Group ("Colonial"), an investment advisor, distributor and transfer agent to mutual funds, Stein Roe & Farnham Incorporated, a diversified investment advisor, Newport Pacific Management, Inc., an investment advisor to mutual funds and institutional accounts specializing in Asian equity markets, Crabbe Huson Group, Inc. ("Crabbe Huson"), an investment advisor to mutual funds and institutional accounts, Progress Investment Management Company ("Progress"), an investment advisor to institutional accounts, and Liberty Asset Management Company, an investment advisor to mutual funds. The asset management business derives fee income from investment products and services.

         The Company's reportable segments offer different products and are each managed separately. Information by reportable segment is shown below (in millions):

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                              -----------------------------------
                                                                                   1999               1998
                                                                              ----------------   ----------------
     Statement of Operations Data
     REVENUES (EXCLUDING NET REALIZED INVESTMENT GAINS AND LOSSES):
       Annuity:
         Unaffiliated                                                               $219.8               $219.0
         Intersegment                                                                 (2.9)               (2.3)
                                                                              ----------------   ----------------
         Total annuity                                                               216.9                216.7
                                                                              ----------------   ----------------
       Asset management:
         Unaffiliated                                                                 95.2                 83.1
         Intersegment                                                                  2.9                  2.3
                                                                              ----------------   ----------------
         Total asset management                                                       98.1                 85.4
                                                                              ----------------   ----------------
         Total revenues (excluding net realized investment gains and losses)        $315.0               $302.1
                                                                              ----------------   ----------------
                                                                              ----------------   ----------------


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                              -----------------------------------
                                                                                   1999               1998
                                                                              ----------------   ----------------
     INCOME BEFORE INCOME TAXES:
       Annuity:
         Income before amortization of intangible assets                             $42.2                $36.6
         Amortization of intangible assets                                            (0.3)                (0.3)
                                                                              ----------------   ----------------
           Subtotal annuity                                                           41.9                 36.3
                                                                              ----------------   ----------------
       Asset management:
         Income before amortization of intangible assets                              22.0                 21.4
         Amortization of intangible assets                                            (4.6)                (3.1)
                                                                              ----------------   ----------------
           Subtotal asset management                                                  17.4                 18.3
                                                                              ----------------   ----------------
       Other:
         Loss before amortization of intangible assets                               (12.1)               (11.3)
         Amortization of intangible assets                                            (0.1)                (0.1)
                                                                              ----------------   ----------------
          Subtotal other                                                             (12.2)               (11.4)
                                                                              ----------------   ----------------
       Income before net realized investment gains (losses) and income taxes          47.1                 43.2
       Net realized investment gains (losses)                                         (3.1)                 2.2
                                                                              ----------------   ----------------
          Total income before income taxes                                           $44.0                $45.4
                                                                              ----------------   ----------------
                                                                              ----------------   ----------------

3.       INVESTMENTS

         Investments were comprised of the following (in millions):

                                                                              MARCH 31          DECEMBER 31
                                                                                1999                1998
                                                                            --------------     ---------------
Fixed maturities                                                              $11,475.6            $1,277.2
Equity securities                                                                  23.0                24.6
Policy loans                                                                      583.0               578.9
Other invested assets                                                             735.6               717.6
                                                                            --------------     ---------------

    Total                                                                     $12,817.2           $12,598.3
                                                                            --------------     ---------------
                                                                            --------------     ---------------

         The Company's general investment policy is to hold fixed maturity securities for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire portfolio of fixed maturity securities as "available for sale" and accordingly carries such investments at fair value.

4.       NET INCOME PER SHARE

         The following table sets forth the computation of net income per share-basic and net income per share-assuming dilution:


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                               -------------------------------
                                                                                    1999            1998
                                                                               --------------- ---------------
                Numerator (in millions)
                   Net income                                                          $27.4           $31.5
                   Less: preferred stock dividends                                     (0.2)           (0.2)
                                                                               --------------- ---------------
                   Numerator for net income per share -
                       basic - income available to common stockholders                  27.2            31.3
                   Plus: income impact of assumed conversions
                       Preferred stock dividends                                         0.2             0.2
                                                                               --------------- ---------------
                       Numerator for net income per share - assuming
                       dilution - income available to common stockholders
                       after assumed conversions                                       $27.4           $31.5
                Denominator
                       Denominator for net income per share - basic -
                       weighted-average shares                                    46,335,719      44,747,459
                Effect of dilutive securities:
                    Employee stock options                                           689,044       1,828,980
                    Convertible preferred stock                                      514,370         517,474
                                                                               --------------- ---------------
                Dilutive potential common shares                                   1,203,414       2,346,454
                                                                               --------------- ---------------
                       Denominator for net income per share - assuming
                dilution                                                          47,539,133      47,093,913
                                                                               --------------- ---------------
                                                                               --------------- ---------------
                Net income per share - basic                                           $0.59           $0.70
                                                                               --------------- ---------------
                                                                               --------------- ---------------
                Net income per share - assuming dilution                               $0.58           $0.67
                                                                               --------------- ---------------
                                                                               --------------- ---------------

5.        COMPREHENSIVE INCOME

         Comprehensive income was comprised of the following (in millions):

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                       ------------------------------
                                                                           1999            1998
                                                                       -------------- ---------------
              Net income                                                      $27.4           $31.5
              Other comprehensive income, net of tax:
                   Change in net unrealized investment gains                   (8.5)            4.9
                                                                       -------------- ---------------
              Comprehensive income                                            $18.9           $36.4
                                                                       -------------- ---------------
                                                                       -------------- ---------------

6.       RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company is evaluating the impact of this statement. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. At this time, the Company has not completed its analysis and evaluation of the requirements and the impact of this statement.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET INCOME was $27.4 million or $0.58 per share in the first quarter of 1999 compared to $31.5 million or $0.67 per share in the first quarter of 1998. The decrease of $4.1 million in 1999 compared to 1998 resulted primarily from higher income tax expense and from net realized investment losses in 1999 compared to net realized investment gains in 1998. Operating expenses, amortization expense and interest expense, net also increased. Offsetting these items were higher investment spread and fee income.

     PRETAX INCOME was $44.0 million in the first quarter of 1999 compared to $45.4 million in the first quarter of 1998. The lower pretax income in 1999 compared to 1998 resulted primarily from net realized investment losses in 1999 compared to net realized investment gains in 1998. Operating expenses, amortization expense and interest expense, net also increased. Offsetting these items were higher investment spread and fee income.

     INVESTMENT SPREAD is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $71.4 million in the first quarter of 1999 compared to $65.3 million in the first quarter of 1998. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. Such investment spread percentage in the first quarter of 1999 was 1.99% compared to 1.89% in the first quarter of 1998.

     Investment income was $206.2 million in the first quarter of 1999 compared to $207.4 million in the first quarter of 1998. The decrease of $1.2 million in 1999 compared to 1998 primarily relates to an $8.6 million decrease resulting from a lower average investment yield, largely offset by a $7.4 million increase as a result of the higher level of average invested assets. The 1999 investment income was net of $19.4 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $17.3 million in 1998. The average investment yield was 6.31% in the first quarter of 1999 compared to 6.58% in the first quarter of 1998.

     Interest credited to policyholders totaled $134.8 million in the first quarter of 1999 compared to $142.1 million in the first quarter of 1998. The decrease of $7.3 million in 1999 compared to 1998 primarily relates to an $11.1 million decrease resulting from a lower average interest credited rate, partially offset by a $3.8 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.5 billion (including $10.4 billion of fixed products, consisting of fixed annuities and a closed block of single premium whole life insurance, and $2.1 billion of equity-indexed annuities) in the first quarter of 1999 compared to $12.1 billion (including $10.5 billion of fixed products and $1.6 billion of equity-indexed annuities) in the first quarter of 1998. The average interest credited rate was 4.32% (5.02% on fixed products and 0.85% on equity-indexed annuities) in the first quarter of 1999 compared to 4.69% (5.31% on fixed products and 0.85% on equity-indexed annuities) in the first quarter of 1998. Keyport's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 95%) of the change in value of the S&P 500 Index. Keyport's equity-indexed annuities also provide a full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate was offset by investment income recognized on the S&P 500 Index call options and futures resulting in a 0.85% net credited rate.

     Average investments in the Company's general account (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $13.1 billion in the first quarter of 1999 compared to $12.6 billion in the first quarter of 1998. The increase of $0.5 billion in 1999 compared to 1998 was primarily due to the reinvestment of portfolio earnings for the twelve months ended March 31, 1999.

     NET REALIZED INVESTMENT GAINS (LOSSES) were $(3.1) million in the first quarter of 1999 compared to $2.2 million in the first quarter of 1998. The net realized investment losses in 1999 resulted from the sales of fixed maturity investments. The net realized investment gains in 1998 included gains on the sales of fixed maturity investments of $0.8 million and gains on sales of general corporate securities of $1.4 million.

     INVESTMENT ADVISORY AND ADMINISTRATIVE FEES are based on the market value of assets managed for mutual funds, wealth management and institutional investors. Investment advisory and administrative fees were $66.2 million in the first quarter of 1999 compared to $56.8 million in the first quarter of 1998. The increase of $9.4 million in 1999 compared to 1998 primarily reflects a higher level of average fee-based assets under management.

     Average fee-based assets under management were $47.4 billion in the first quarter of 1999 compared to $39.4 billion in the first quarter of 1998. The increase of $8.0 billion during 1999 compared to 1998 resulted from acquisitions and net sales for the twelve months ended March 31, 1999. Investment advisory and administrative fees were 0.56% of average fee-based assets under management in the first quarter of 1999 and 0.58% in the first quarter of 1998.

     The amount of fee-based assets under management is affected by product sales and redemptions, acquisitions and changes in the market values of such assets under management. Fee-based assets under management and changes in such assets are set forth in the tables below (in billions).

FEE-BASED ASSETS UNDER MANAGEMENT

                                                              AS OF MARCH 31
                                                       -----------------------------
                                                          1999              1998
                                                       -----------       -----------
  Mutual Funds:
        Intermediary-distributed                           $17.7             $16.8
        Direct-marketed                                      6.6               7.6
        Closed-end                                           2.4               2.3
        Variable annuity                                     1.6               1.4
                                                       -----------       -----------
                                                            28.3              28.1
  Private Capital Management                                 8.1               7.2
  Institutional                                             11.0               5.5
                                                       -----------       -----------
        Total fee-based assets under management*           $47.4             $40.8
                                                       -----------       -----------
                                                       -----------       -----------

--------------
* As of March 31, 1999 and 1998, Keyport's insurance assets of $13.4 billion and $13.0 billion, respectively, bring total assets under management to $60.8 billion and $53.8 billion, respectively.

CHANGES IN FEE-BASED ASSETS UNDER MANAGEMENT

                                                       THREE MONTHS ENDED MARCH 31
                                                       -----------------------------
                                                          1999              1998
                                                       -----------       -----------
Fee-based assets under management - beginning              $47.9             $38.7
Sales and reinvestments                                      2.6               1.9
Redemptions and withdrawals                                 (2.9)             (1.7)
Market appreciation (depreciation)                          (0.2)              1.9
                                                       -----------       -----------
Fee-based assets under management - ending                 $47.4             $40.8
                                                       -----------       -----------
                                                       -----------       -----------

     DISTRIBUTION AND SERVICE FEES are based on the market value of the Company's intermediary-distributed mutual funds. Distribution fees of 0.75% are generally earned on the average assets attributable to such funds sold with 12b-1 distribution fees and contingent deferred sales charges and service fees of 0.25% (net of amounts passed on to selling brokers) are generally earned on the total of such average mutual fund assets. These fees totaled $14.7 million in the first quarter of 1999 compared to $12.6 million in the first quarter of 1998. The increase of $2.1 million in 1999 compared to 1998 was primarily attributable to the higher asset levels of mutual funds with 12b-1 distribution fees and contingent deferred sales charges. As a percentage of weighted average assets, distribution and service fees were approximately 0.70% in the first quarter of 1999 and 0.71% in the first quarter of 1998.

      TRANSFER AGENCY FEES are based on the market value of assets managed in the Company's intermediary-distributed and direct-marketed mutual funds. Such fees were $12.9 million on average assets of $26.0 billion in the first quarter of 1999 and $12.2 million on average assets of $25.0 billion in the first quarter of 1998. The increase of $0.7 million in 1999 compared to 1998 was primarily due to higher average assets. As a percentage of total average mutual fund assets under management, transfer agency fees were approximately 0.20% in each of the first quarters of 1999 and 1998.

     SURRENDER CHARGES AND NET COMMISSIONS are revenues earned on: a) the early withdrawal of annuity policyholder balances and redemptions of the intermediary-distributed mutual funds which were sold with 12b-1 distribution fees and contingent deferred sales charges; b) the distribution of the Company's intermediary-distributed mutual funds (net of the substantial portion of such commissions that is passed on to the selling brokers); and c) the sales of non-proprietary products in the Company's bank marketing businesses (net of commissions that are paid to the Company's client banks and brokers). Total surrender charges and net commissions were $8.4 million in each of the first quarters of 1999 and 1998.

     Surrender charges on fixed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed generally during the first six years. Such charges totaled $5.5 million and $5.3 million in the first quarters of 1999 and 1998, respectively. Total annuity withdrawals represented 12.8% and 14.1% of the total average annuity policyholder and separate account balances in the first quarters of 1999 and 1998, respectively. Net commissions were $2.9 million in the first quarter of 1999 and $3.1 million in the first quarter of 1998.

     SEPARATE ACCOUNT FEES are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are primarily based on the market values of the assets in separate accounts supporting the contracts, were $6.6 million in the first quarter of 1999 compared to $4.7 million in the first quarter of 1998. Such fees represented 1.28% and 1.43% of average variable annuity and variable life separate account balances in the first quarters of 1999 and 1998, respectively.

     OPERATING EXPENSES primarily represent compensation, marketing, and other general and administrative expenses. These expenses were $88.7 million in the first quarter of 1999 compared to $79.9 million in the first quarter of 1998. The increase in 1999 compared to 1998 was primarily due to the acquisitions of Crabbe Huson and Progress in the second half of 1998 and to increases in compensation and marketing expenses. Operating expenses expressed as a percent of average total assets under management were 0.59% and 0.61% in the first quarters of 1999 and 1998, respectively.

     AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS relates to the costs of acquiring new business which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $22.0 million in the first quarter of 1999 compared to $19.0 million in the first quarter of 1998. The increase in amortization in 1999 compared to 1998 was primarily related to the increase in investment spread from the growth of business in force associated with fixed and indexed products and the increased sales of variable annuity products. Amortization expense represented 28.2% and 27.2% of investment spread and separate account fees in the first quarters of 1999 and 1998, respectively.

     AMORTIZATION OF DEFERRED DISTRIBUTION COSTS relates to the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Amortization was $9.5 million in the first quarter of 1999 compared to $9.0 million in the first quarter of 1998. The increase in amortization in 1999 compared to 1998 was primarily attributable to the continuing sales of such fund shares during 1999 and 1998.

     AMORTIZATION OF VALUE OF INSURANCE IN FORCE relates to the actuarially-determined present value of projected future gross profits from policies in force at the date of acquisition. Amortization totaled $2.2 million in the first quarter of 1999 compared to $1.5 million in the first quarter of 1998.

     AMORTIZATION OF INTANGIBLE ASSETS relates to goodwill and certain identifiable intangible assets arising from business combinations accounted for as purchases. Amortization was $5.0 million in the first quarter of 1999 compared to $3.5 million in the first quarter of 1998. The increase in amortization in 1999 compared to 1998 was primarily related to acquisitions completed in the second half of 1998.

     INTEREST EXPENSE, NET was $5.7 million in the first quarter of 1999 compared to $3.9 million in the first quarter of 1998. The increase of $1.8 million was due to a $3.7 million increase in interest expense on debt and on Colonial's revolving credit facility which is utilized to finance deferred sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Partially offsetting these items was a $1.9 million increase in interest income which is netted against interest expense.

     INCOME TAX EXPENSE was $16.6 million or 37.7% of pretax income in the first quarter of 1999 compared to $13.9 million, or 30.6% of pretax income in the first quarter of 1998. The significantly lower tax rate on pre-tax income in 1998 was primarily related to a reduction in the deferred tax asset valuation allowance on federal net operating loss carryforwards.

FINANCIAL CONDITION

     STOCKHOLDERS' EQUITY as of March 31, 1999 was $1.29 billion compared to $1.27 billion as of December 31, 1998. Net income in the first quarter of 1999 was $27.4 million and cash dividends on the Company's preferred and common stock totaled $1.6 million. Common stock totaling $1.5 million was issued in connection with the exercise of stock options. A decrease in accumulated other comprehensive income which consists of net unrealized investment gains, net of adjustments to deferred policy acquisition costs, value of insurance in force and income taxes, during the period decreased stockholders' equity by $8.5 million.

     BOOK VALUE PER SHARE amounted to $27.64 at March 31, 1999 compared to $27.41 at December 31, 1998. Excluding net unrealized gains on investments, book value per share amounted to $27.24 at March 31, 1999 and $26.82 at December 31, 1998. As of March 31, 1999, there were 46.7 million common shares outstanding compared to 46.4 million shares as of December 31, 1998.

     INVESTMENTS not including cash and cash equivalents, totaled $12.8 billion at March 31, 1999 compared to $12.6 billion at December 31, 1998.

     The Company manages the majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity securities for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire portfolio of fixed maturity securities as "available for sale" and accordingly carries such investments at fair value. The Company's total investments at March 31, 1999 and December 31, 1998 reflected net unrealized gains of $54.8 million and $105.3 million, respectively, relating to its fixed maturity and equity portfolios.

     Approximately $11.9 billion, or 83.8%, of the Company's general account and certain separate account investments at March 31, 1999, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At March 31, 1999, the carrying value of investments in below investment grade securities represented 8.6% of general account and certain separate account investments. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

     The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports, and other externally generated information concerning the borrower's affairs. In the case of publicly traded fixed maturity securities, management also considers market value quotations if available. As of March 31, 1999, the carrying value of fixed maturity securities that were non-income producing was $23.3 million.

DERIVATIVES

     As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. The Company had 64 and 42 outstanding interest rate swap agreements with an aggregate notional principal amount of $2.8 billion and $2.4 billion as of March 31, 1999 and December 31, 1998, respectively.

     Interest rate cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $250.0 million as of March 31, 1999 and December 31, 1998.

     With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $585.5 million and $535.7 million as of March 31, 1999 and December 31, 1998, respectively. The Company had futures with a carrying value of $(0.1) million and $(0.6) million as of March 31, 1999 and December 31, 1998, respectively.

     There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is counterparty non-performance. The Company believes that the counterparties to its swap, cap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. Futures contracts trade on organized exchanges and therefore, have minimal credit risk. In addition, swap and cap agreements have interest rate risk and call options and futures have stock market risk. These swap and cap agreements hedge fixed-rate assets and the Company expects that any interest rate movements that adversely affect the market value of swap and cap agreements would be offset by changes in the market values of such fixed rate assets. However, there can be no assurance that these hedges will be effective in offsetting the potential adverse effects of changes in interest rates. Similarly, the call options and futures hedge the Company's obligations to provide returns on equity-indexed annuities based upon the S&P 500 Index, and the Company believes that any stock market movements that adversely affect the market value of S&P 500 Index call options and futures would be substantially offset by a reduction in policyholder liabilities. However, there can be no assurance that these hedges will be effective in offsetting the potentially adverse effects of changes in S&P 500 Index levels. The Company's profitability could be adversely affected if the value of its swap and cap agreements increase less than (or decrease more than) the change in the market value of its fixed rate assets and/or if the value of its S&P

500 Index call options and futures increase less than (or decrease more than) the value of the guarantees made to equity-indexed policyholders.

     In June 1998, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments on the balance sheet at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company is evaluating the impact of this statement. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. At this time, the Company has not completed its analysis and evaluation of the requirements and impact of this statement.

LIQUIDITY

     The Company is a holding company whose liquidity needs include the following: (i) operating expenses; (ii) debt service; (iii) dividends on preferred stock and common stock; (iv) acquisitions; and (v) working capital where needed by its operating subsidiaries. The Company's principal sources of cash are dividends from its operating subsidiaries, and, in the case of funding for acquisitions and certain long-term capital needs of its subsidiaries, short-term and long-term borrowings and offerings of preferred and common stock.

     In April, 1999, the Company replaced its $60.0 million revolving credit facility, which was utilized to finance sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges, with a new $150.0 million revolving credit facility (the "Facility") to be used for the same purpose. This new five year Facility is secured by such 12b-1 distribution fees and contingent deferred sales charges. Interest accrues on the outstanding borrowings under the Facility at a rate determined by sales of highly rated commercial paper backed in part by the security interest in such fees and charges. At April 30, 1999, the interest paid on borrowings under the Facility was at the rate of 5.30% per annum.

     Current Rhode Island insurance law applicable to Keyport permits the payment of dividends or distributions, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of
(i) 10% of Keyport's statutory surplus as of the preceding December 31 or (ii) Keyport's statutory net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of March 31, 1999, the amount of dividends that Keyport could pay without such approval was $59.1 million. Keyport paid dividends of $20.0 million during 1998 but had not previously paid any dividends since its acquisition in 1988. Future regulatory changes and credit agreements may create additional limitations on the ability of the Company's subsidiaries to pay dividends.

     Based upon the historical cash flow of the Company, the Company's current financial condition and the Company's expectation that there will not be a material adverse change in the results of operations of the Company and its subsidiaries during the next twelve months, the Company believes that cash flow provided by operating activities over this period will provide sufficient liquidity for the Company to meet its working capital, capital investment and other operational cash needs, its debt service obligations, its obligations to pay dividends on the preferred stock and its intentions to pay dividends on the common stock. The Company may require external sources of liquidity in order to finance material acquisitions where the purchase price is not paid in equity.

     Each of the Company's business segments has its own liquidity needs and financial resources. In the Company's annuity insurance operations, liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. In the Company's asset management business, liquidity needs and financial resources pertain to the investment management and distribution of mutual funds, private capital management and institutional accounts. The Company expects that, based upon their historical cash flow and current prospects, these operating subsidiaries will be able to meet their liquidity needs from internal sources and, in the case of Colonial, from the Facility described above.

     Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from annuity premiums and deposits, net investment income, and from the sales and maturities of fixed investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of March 31, 1999, $10.6 billion, or 74.4% of Keyport's general account investments are considered readily marketable.

     To the extent that unanticipated surrenders cause Keyport to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurances can be given, Keyport believes that liquidity to fund anticipated withdrawals would be available through incoming cash flow and the sale of short-term or floating-rate instruments, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market. In addition, the Company's fixed-rate products incorporate surrender charges to encourage persistency and to make the cost of its policyholder balances more predictable. Approximately 79.8% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions as of March 31, 1999.

YEAR 2000

     Many companies and organizations have computer programs that use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. The Company relies significantly on computer systems and applications in its operations. Some of these systems are not presently Year 2000 compliant. If not corrected, this could cause system failures. Such failures could have an adverse effect on the Company causing disruption of operations, including, among other things, an inability to process transactions.

     In addressing the Year 2000 issue, the Company has completed an inventory of its information technology systems and assessed its Year 2000 readiness. The Company's systems include internally developed programs, third-party purchased programs and third-party custom developed programs. For programs which were identified as not being Year 2000 compliant, the Company has implemented a remediation plan which includes repairing or replacing the programs and testing for Year 2000 compliance. The remediation plan is substantially complete and is currently in the final testing phase. The Company also identified its non-information technology systems affected by Year 2000 issues. The Company initiated remediation efforts in this area and expects to complete this phase during 1999.

     The Company has initiated communication with third parties to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company received feedback from such parties and is in the process of requesting confirmation from these parties with respect to remediation of their Year 2000 issues.

     The Company is developing, and will continue to develop, contingency plans for dealing with adverse effects that are known in the event the Company's remediation plans are not successful or third parties fail to remediate their own Year 2000 issues. If necessary modifications and conversions are not made, or are not timely completed, or if the systems of the companies on which the Company's systems rely are not timely converted, the Year 2000 issues could have a material impact on the operations of the Company. However, the Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

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

FORWARD-LOOKING STATEMENTS

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Investors are cautioned that all statements, trend analyses and other information contained in this report or in any of the Company's filings under
Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act"), relative to the markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions, constitute forward-looking statements under the Reform Act. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, many of which are beyond the Company's control, that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and market factors, such as prevailing interest rate levels, stock market performance and fluctuations in the market for retirement-oriented savings products and investment management products, which may adversely affect the ability of the Company to sell its products and services and the market value of the Company's investments and assets under management and, therefore, the portion of its revenues that are based on a percentage of assets under management; (2) the Company's ability to manage effectively its investment spread (i.e. the amount by which investment income exceeds interest credited to annuity and life insurance policyholders) as a result of changes in interest rates and crediting rates to policyholders, market conditions and other factors (the Company's results of operations and financial condition are significantly dependent on the Company's ability to manage effectively its investment spread); (3) levels of surrenders, withdrawals and net redemptions of the Company's retirement-oriented insurance products and investment management products; (4) relationships with investment management clients, including levels of assets under management; (5) the ability of the Company to manage effectively certain risks with respect to its investment portfolio, including risks relating to holding below investment grade securities and the ability to dispose of illiquid and/or restricted securities at desired times and prices, and the ability to manage and hedge against interest rate changes through asset/liability management techniques; (6) competition in the sale of the Company's products and services, including the Company's ability to establish and maintain relationships with distributors of its products; (7) changes in financial ratings of Keyport or those of its competitors; (8) the Company's ability to attract and retain key employees, including senior officers, portfolio managers and sales executives; (9) the impact of and compliance by the Company with existing and future regulation, including restrictions on the ability of certain subsidiaries to pay dividends and any obligations of the Company under any guaranty fund assessment laws; (10) changes in applicable tax laws which may affect the relative tax advantages and attractiveness of some of the Company's products; (11) the result of any litigation or legal proceedings involving the Company; (12) changes in generally accepted accounting principles and the impact of accounting principles and pronouncements on the Company's financial condition and results of operation;
(13) the impact of Year 2000 issues on the operations of the Company and its subsidiaries; (14) changes in the Company's senior debt ratings; and (15) the other risk factors or uncertainties contained from time to time in any document incorporated by reference in this report or otherwise filed by the Company under the Exchange Act. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that the estimates and expectations reflected in such statements will be achieved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes during the first quarter of 1999 in the Company's market risks or in the methods which the Company uses to manage such risks, which are described in the Company's 1998 Form 10-K.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS


     10.1 Revolving Credit Agreement dated as of April 12, 1999 among Liberty Funds Group LLC, Corporate Receivables Corporation, Citibank,
             N.A. and Citicorp North America, Inc.

     10.2    Pledge and Security Agreement dated as of April 12, 1999 between
             Liberty Funds Distributor, Inc. and Citicorp North America, Inc.
     10.3    Undertaking dated as of April 12, 1999 among Liberty Financial
             Companies, Inc., Colonial Management Associates, Inc., Newport Fund
             Management, Inc., Crabbe Huson Group, Inc., Stein Roe & Farnham
             Incorporated and Citicorp North America, Inc.
     12      Statement re Computation of Ratios
     27      Financial Data Schedule

(B)      REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LIBERTY FINANCIAL COMPANIES, INC.

                                                  /s/ J. Andy Hilbert
                                          --------------------------------------
                                                    J. Andy Hilbert
                                              (Duly Authorized Officer and
                                                Chief Financial Officer)








Date:   May 13, 1999

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION                                                                            PAGE
-----------       ------------                                                                           -----
      10.1        Revolving Credit Agreement dated as of April 12, 1999 among Liberty Funds Group
                  LLC, Corporate Receivables Corporation, Citibank, N.A. and Citicorp North America,
                  Inc.                                                                                    22

      10.2        Pledge and Security Agreement dated as of April 12, 1999 between Liberty Funds
                  Distributor, Inc. and Citicorp North America, Inc.                                      81

      10.3        Undertaking dated as of April 12, 1999 among Liberty Financial
                  Companies, Inc., Colonial Management Associates, Inc., Newport
                  Fund Management, Inc., Crabbe Huson Group, Inc., Stein Roe &
                  Farnham Incorporated and Citicorp North America, Inc.
                                                                                                         110
       12         Statement re Computation of Ratios                                                     130
       27         Financial Data Schedule                                                                131