Form 10-Q
period 1999-06-30
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 1999-08-12
CIK 936372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                                ---------------
                                       or

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

   There were 47,097,012 shares of the registrant's Common Stock, $.01 par value, and 324,759 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of July 31, 1999.

Exhibit Index - Page 23                                             Page 1 of 25

                        LIBERTY FINANCIAL COMPANIES, INC.
          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED JUNE 30, 1999


                                TABLE OF CONTENTS


Part I.     FINANCIAL INFORMATION                                       Page


Item 1.     Financial Statements

            Consolidated Balance Sheets as of June 30, 1999 and
             December 31, 1998

            Consolidated Income Statements for the Three Months and
             Six Months Ended June 30, 1999 and 1998


            Consolidated Statements of Cash Flows for the Six Months
             Ended  June 30, 1999 and 1998


            Consolidated Statement of Stockholders' Equity for the
             Six Months Ended June 30, 1999

            Notes to Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Part II.    OTHER INFORMATION

Item 4      Submission of Matters to a Vote of Security Holders

Item 6.     Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                        LIBERTY FINANCIAL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)


                                                  June 30      December 31
                                                   1999           1998
                                               ------------    ------------
                                                Unaudited
                                     ASSETS

Assets:
   Investments                                  $12,860.6       $12,598.3
   Cash and cash equivalents                        951.1           984.1
   Accrued investment income                        177.7           161.0
   Deferred policy acquisition costs                479.0           341.0
   Value of insurance in force                       84.5            66.6
   Deferred distribution costs                      148.8           130.2
   Intangible assets                                288.3           292.8
   Other assets                                     222.2           179.6
   Separate account assets                        2,662.7         1,765.5
                                               ------------    ------------
                                                $17,874.9       $16,519.1
                                               ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policyholder balances                        $12,354.6       $12,504.1
   Notes payable                                    525.9           486.4
   Payable for investments purchased
     and loaned                                     807.9           240.4
   Other liabilities                                290.9           278.4
   Separate account liabilities                   2,604.3         1,723.2
                                               ------------    ------------
      Total liabilities                          16,583.6        15,232.5
                                               ------------    ------------


Series A redeemable convertible preferred
 stock, par value $.01; authorized, issued
 and outstanding 324,759 shares in 1999 and          15.7            15.3
 1998                                          ------------    ------------

Stockholders' Equity:
 Common stock, par value $.01; authorized
  100,000,000 shares, issued and outstanding
  47,008,242 shares in 1999 and 46,384,015
  shares in 1998                                      0.5             0.5
Additional paid-in capital                          913.3           901.5
Retained earnings                                   386.8           346.4
Accumulated other comprehensive income (loss)       (19.3)           27.2
Unearned compensation                                (5.7)           (4.3)
                                               ------------    ------------
  Total stockholders' equity                      1,275.6         1,271.3
                                               ------------    ------------
                                                $17,874.9       $16,519.1
                                               ============    ============

          See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (in millions, except per share data)
                                   Unaudited

                                          Three Months Ended  Six Months Ended
                                                June 30            June 30
                                          ------------------  ------------------
                                            1999       1998     1999       1998
                                          -------    -------  -------    -------

Investment income                         $197.1     $202.3    $403.3    $409.7
Interest credited to policyholders        (129.4)    (140.2)   (264.2)   (282.3)
                                          -------    -------  --------   -------
Investment spread                           67.7       62.1     139.1     127.4
                                          -------    -------  --------   -------
Net realized investment losses             (11.6)      (2.4)    (14.7)     (0.2)
                                          --------   -------  --------   -------
Fee income:
 Investment advisory and administrative
   fees                                     68.2       59.3     134.4     116.1
 Distribution and service fees              15.3       13.2      30.0      25.8
 Transfer agency fees                       12.8       12.5      25.7      24.7
 Surrender charges and net commissions       9.0        9.6      17.4      18.0
 Separate account fees                       7.7        5.4      14.3      10.1
                                          --------   -------  --------   -------
Total fee income                           113.0      100.0     221.8     194.7
                                          --------   -------  --------   -------
Expenses:
 Operating expenses                        (90.5)     (80.1)   (179.2)   (160.0)
 Amortization of deferred policy
  acquisition costs                        (20.1)     (18.3)    (42.1)    (37.3)
 Amortization of deferred distribution
  costs                                     (9.7)      (9.1)    (19.2)    (18.1)
 Amortization of value of insurance
  in force                                  (2.4)      (1.2)     (4.6)     (2.7)
 Amortization of intangible assets          (5.1)      (3.6)    (10.1)     (7.1)
 Interest expense, net                      (5.3)      (3.9)    (11.0)     (7.8)
                                          -------    -------  --------   -------
Total expenses                            (133.1)    (116.2)   (266.2)   (233.0)
                                          -------    -------  --------   -------
Pre-tax income                              36.0       43.5      80.0      88.9
Income tax expense                         (12.7)     (13.8)    (29.3)    (27.7)
                                          -------    -------  --------   -------
Net income                                $ 23.3     $ 29.7    $ 50.7    $ 61.2
                                          =======    =======   =======   =======

Net income per share - basic              $  0.49    $  0.65   $  1.08    $ 1.35
                                          =======    =======   =======   =======
Net income per share - assuming
 dilution                                 $  0.49    $  0.63   $  1.06    $ 1.29
                                          =======    =======   ========  =======


          See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)
                                   Unaudited

                                                             Six Months Ended
                                                                 June 30
                                                           ---------------------
                                                             1999        1998
                                                           ---------   ---------

Cash flows from operating activities:
Net income                                                 $   50.7    $   61.2
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                               41.3        37.3
   Interest credited to policyholders                         264.2       282.3
   Net realized investment losses                              14.7         0.2
   Net amortization on investments                             39.3        28.2
   Change in deferred policy acquisition  costs               (10.9)      (20.9)
   Net change in other assets and liabilities                 (50.2)      (70.2)
                                                           ---------   ---------
      Net cash provided by operating activities               349.1       318.1
                                                           ---------   ---------
Cash flows from investing activities:
   Investments purchased available for sale                (3,080.4)   (3,498.3)
   Investments sold available for sale                      2,529.3     2,690.8
   Investments matured available for sale                     159.2       561.2
   Change in policy loans, net                                 (8.3)      (19.3)
   Change in mortgage loans, net                               41.7         2.9
   Other                                                      (28.6)       32.1
                                                           ---------   ---------
      Net cash used in investing activities                  (387.1)     (230.6)
                                                           ---------   ---------
Cash flows from financing activities:
   Withdrawals from policyholder accounts                    (962.4)     (850.8)
   Deposits to policyholder accounts                          358.0       775.2
   Securities lending                                         570.3        17.0
   Change in notes payable                                     39.5         2.0
   Exercise of stock options                                    2.8         4.7
   Dividends paid                                              (3.2)       (2.9)
                                                           ---------   ---------
      Net cash provided by (used in) financing
       activities                                               5.0       (54.8)
                                                           ---------   ---------
   Increase (decrease) in cash and cash equivalents           (33.0)       32.7
   Cash and cash equivalents at beginning of period           984.1     1,290.1
                                                           ---------   ---------
   Cash and cash equivalents at end of period              $  951.1    $1,322.8
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

                       LIBERTY FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in millions)
                                   Unaudited
                                               Accum.
                                               Other
                          Addt'l.            Comprehen.                Total
                 Common   Paid-In  Retained    Income    Unearned  Stockholders'
                 Stock    Capital  Earnings    (Loss)     Compen.     Equity
                 ------  --------  --------  ---------- ---------  -------------
Balance,
 December
 31, 1998         $0.5    $901.5    $346.4       $27.2     $(4.3)      $1,271.3
Effect of
 stock-based
 compensation
 plans                       5.1                            (1.4)           3.7
Accretion to
 face value of
 preferred stock                      (0.4)                                (0.4)
Common stock
 dividends                   6.7      (9.4)                                (2.7)
Preferred stock
 dividends                            (0.5)                                (0.5)
Net income                            50.7                                 50.7
Other
 comprehensive
 income (loss),
 net of tax                                      (46.5)                   (46.5)
                 ------  --------  --------  ---------- ---------  -------------
Balance,
 June
 30, 1999         $0.5    $913.3    $386.8      $(19.3)    $(5.7)      $1,275.6
                 ======  ========  ========  ========== =========  =============


          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1.    General

       The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1998 Form 10-K. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current period presentation.

2.    Segment Information

      The Company is an asset accumulation and management company with two reportable segments: retirement-oriented insurance (principally annuities) and asset management. The annuity insurance business is conducted at Keyport Life Insurance Company ("Keyport"). Keyport generates investment spread income from the investment portfolio which supports policyholder balances associated with its fixed and indexed annuity business and its closed block of single premium whole life insurance. The annuity insurance business also derives fee income from the administration of fixed, indexed and variable annuity contracts. The asset management business is conducted at Liberty Funds Group, an investment advisor, distributor and transfer agent to mutual funds, Stein Roe & Farnham Incorporated, a diversified investment advisor, Newport Pacific Management, Inc., an investment advisor to mutual funds and institutional accounts specializing in Asian equity markets, Crabbe Huson Group, Inc. ("Crabbe Huson"), an investment advisor to mutual funds and institutional accounts, Progress Investment Management Company ("Progress"), an investment advisor to institutional accounts, and Liberty Asset Management Company, an investment advisor to mutual funds. The asset management business derives fee income from investment products and services.

      The Company's reportable segments offer different products and are each managed separately. Information by reportable segment is shown below (in millions):

                                       Three Months Ended     Six Months Ended
                                             June 30              June 30
                                       ------------------     -----------------
                                         1999      1998         1999     1998
                                       --------  --------     -------- --------
 Statement of Operations Data
 Revenues (excluding net realized
  investment gains and losses):
  Annuity:
   Unaffiliated                         $213.3    $216.2       $433.1   $435.2
   Intersegment                           (3.9)     (2.9)        (6.8)    (5.2)
                                       --------  --------     -------- --------
   Total annuity                         209.4     213.3        426.3    430.0
                                       --------  --------     -------- --------
  Asset management:
   Unaffiliated                           96.8      86.1        192.0    169.2
   Intersegment                            3.9       2.9          6.8      5.2
                                       --------  --------     -------- --------
   Total asset management                100.7      89.0        198.8    174.4
                                       --------  --------     -------- --------
   Total revenues (excluding net
    realized investment
    gains and losses)                   $310.1    $302.3       $625.1   $604.4
                                       ========  ========     ======== ========

                                       Three Months Ended     Six Months Ended
                                            June 30                June 30
                                       ------------------    ------------------
                                         1999      1998        1999      1998
                                       --------  --------    --------  --------
 Income before income taxes:
  Annuity:
   Income before amortization of
    intangible assets                    $42.7     $38.5       $84.9     $75.1
   Amortization of intangible assets      (0.3)     (0.3)       (0.6)     (0.6)
                                       --------  --------    --------  --------
    Subtotal annuity                      42.4      38.2        84.3      74.5
                                       --------  --------    --------  --------
  Asset management:
   Income before amortization of
    intangible assets                    21.2      21.4        43.2      42.8
   Amortization of intangible assets     (4.8)     (3.3)       (9.4)     (6.4)
                                      --------  --------    --------  --------
    Subtotal asset management            16.4      18.1        33.8      36.4
                                      --------  --------    --------  --------
  Other:
   Loss before amortization of
    intangible assets                   (11.2)    (10.4)      (23.3)    (21.7)
   Amortization of intangible assets      0.0       0.0        (0.1)     (0.1)
                                      --------  --------    --------  --------
    Subtotal other                      (11.2)    (10.4)      (23.4)    (21.8)
                                       --------  --------    --------  --------
  Income before net realized
   investment gains (losses)
   and income taxes                      47.6      45.9        94.7      89.1
  Net realized investment gains
   (losses)                             (11.6)     (2.4)      (14.7)     (0.2)
                                      --------  --------    --------  --------
   Total income before income taxes     $36.0     $43.5       $80.0     $88.9
                                      ========  ========    ========  ========

3.    Investments

      Investments were comprised of the following (in millions):

                                                June 30     December 31
                                                 1999          1998
                                             -----------   ------------
         Fixed maturities                     $11,268.9      $11,277.2
         Equity securities                         23.0           24.6
         Policy loans                             587.1          578.9
         Other invested assets                    981.6          717.6
                                             -----------   ------------
           Total                              $12,860.6      $12,598.3
                                             ===========   ============

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

4.    Net Income Per Share

      The following table sets forth the computation of net income per share-basic and net income per share-assuming dilution:

                                  Three Months Ended        Six Months Ended
                                         June 30                June 30
                                ----------------------- ------------------------
                                    1999       1998        1999         1998
                                ----------- ----------- -----------  -----------
Numerator (in millions)
 Net income                           $23.3      $29.7       $50.7        $61.2
 Less: preferred stock dividends       (0.3)      (0.3)       (0.5)        (0.5)
                                ----------- ----------- -----------  -----------
 Numerator for net income per
  share - basic - income available
  to common stockholders              23.0        29.4        50.2         60.7
 Plus: income impact of
  assumed conversions
   Preferred stock dividends           0.3         0.3         0.5          0.5
                                ----------- ----------- -----------  -----------
  Numerator for net income
   per share - assuming dilution
   - income available to common
   stockholders after assumed
   conversions                       $23.3       $29.7       $50.7        $61.2
Denominator
  Denominator for net income
   per share - basic -
   weighted-average shares      46,591,115  45,136,599  46,464,123   44,943,104
Effect of dilutive securities:
  Employee stock options           673,304   1,726,855     676,460    1,805,931
  Convertible preferred stock      514,370     516,335     514,370      516,902
  Common stock issuable as
   contingent purchase price        35,883         0.0      25,090          0.0
                                ----------- ----------- -----------  -----------
Dilutive potential common shares 1,223,557   2,243,190   1,215,920    2,322,833
                                ----------- ----------- -----------  -----------
   Denominator for net income per
    share - assuming dilution   47,814,672  47,379,789  47,680,043   47,265,937
                                =========== =========== ===========  ===========
Net income per share - basic         $0.49       $0.65       $1.08        $1.35
                                =========== =========== ===========  ===========
Net income per share - assuming
  dilution                           $0.49       $0.63       $1.06        $1.29
                                =========== =========== ===========  ===========

5.  Comprehensive Income (Loss)

    Comprehensive income (loss) was comprised of the following (in millions):

                                       Three Months Ended     Six Months Ended
                                             June 30              June 30
                                       -------------------   ------------------
                                         1999       1998       1999      1998
                                       --------  ---------   --------  --------
  Net income                             $23.3      $29.7      $50.7     $61.2
  Other comprehensive income (loss),
   net of tax:
    Change in net unrealized investment
     gains (losses)                      (38.0)      (2.4)     (46.5)      2.5
                                       --------  ---------   --------  --------
  Comprehensive income (loss)           $(14.7)     $27.3       $4.2     $63.7
                                       ========  =========   ========  ========

6.    Recent Accounting Pronouncement

      In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. In June 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS No. 137 defers for one year the effective date of SFAS No. 133. The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. At this time, the Company has not completed its analysis and evaluation of the requirements and the impact of this statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Net Income was $23.3 million or $0.49 per share for the quarter ended June 30, 1999 compared to $29.7 million or $0.63 per share for the quarter ended June 30, 1998. For the first six months of 1999, net income was $50.7 million or $1.06 per share compared to $61.2 million or $1.29 per share for the first six months of 1998. These decreases resulted largely from higher net realized investment losses in 1999 compared to 1998. Operating expenses, amortization expense and interest expense, net also increased. Partially offsetting these items were higher investment spread and fee income. Income tax expense decreased for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998, and increased for the first six months of 1999 compared to the first six months of 1998. However, the effective tax rate was significantly higher in 1999 compared to 1998.

   Pre-tax Income was $36.0 million for the quarter ended June 30, 1999 compared to $43.5 million for the quarter ended June 30, 1998. For the first six months of 1999, pre-tax income was $80.0 million compared to $88.9 million for the first six months of 1998. These decreases resulted largely from higher net realized investment losses in 1999 compared to 1998. Operating expenses, amortization expense and interest expense, net also increased. Partially offsetting these items were higher investment spread and fee income.

   Investment Spread is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $67.7 million for the quarter ended June 30, 1999 compared to $62.1 million for the quarter ended June 30, 1998. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage for the quarter ended June 30, 1999 was 1.90% compared to 1.76% for the quarter ended June 30, 1998. For the first six months of 1999, investment spread was $139.1 million compared to $127.4 million for the first six months of 1998. The investment spread percentage was 1.95% for the first six months of 1999 compared to 1.82% for the first six months of 1998.

   Investment income was $197.1 million for the quarter ended June 30, 1999 compared to $202.3 million for the quarter ended June 30, 1998. The decrease of $5.2 million in 1999 compared to 1998 primarily relates to a $9.0 million decrease resulting from a lower average investment yield, partially offset by a $3.8 million increase as a result of the higher level of average invested assets. The 1999 investment income was net of $19.4 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $17.9 million in 1998. The average investment yield was 6.08% for the quarter ended June 30, 1999 compared to 6.37% for the quarter ended June 30, 1998. For the first six months of 1999, investment income was $403.3 million compared to $409.7 million for the first six months of 1998. The decrease of $6.4 million in 1999 compared to 1998 primarily relates to an $18.0 million decrease resulting from a lower average investment yield, partially offset by an $11.6 million increase as a result of the higher level of average invested assets. The 1999 investment income was net of $38.8 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $35.2 million in 1998. The average investment yield was 6.20% for the first six months of 1999 compared to 6.48% for the first six months of 1998.

   Interest credited to policyholders totaled $129.4 million for the quarter ended June 30, 1999 compared to $140.2 million for the quarter ended June 30, 1998. The decrease of $10.8 million in 1999 compared to 1998 primarily relates to a $13.2 million decrease resulting from a lower average interest credited rate, partially offset by a $2.4 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.4 billion (including $10.2 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.2 billion of equity-indexed annuities) for the quarter ended June 30, 1999 compared to $12.2 billion (including $10.4 billion of fixed products and $1.8 billion of equity-indexed annuities) for the quarter ended June 30, 1998. The average interest credited rate was 4.18% (4.98% on fixed products and 0.85% on equity-indexed annuities) for the quarter ended June 30, 1999 compared to 4.61% (5.31% on fixed products and 0.85% on equity-indexed annuities) for the quarter ended June 30, 1998. Keyport's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 30% to 95%) of the change in value of the S&P 500 Index. Keyport's equity-indexed annuities also provide a full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate was offset by investment income recognized on the S&P 500 Index call options resulting in a 0.85% net credited rate. For the first six months of 1999, interest credited to policyholders totaled $264.2 million compared to $282.3 million for the first six months of 1998. The decrease of $18.1 million in 1999 compared to 1998 primarily relates to a $24.4 million decrease resulting from a lower average interest credited rate, partially offset by a $6.3 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.4 billion (including $10.3 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.1 billion of equity-indexed annuities) for the first six months of 1999 compared to $12.1 billion (including $10.4 billion of fixed products and $1.7 billion of equity-indexed annuities) for the first six months of 1998. The average interest credited rate was 4.25% (5.00% on fixed products and 0.85% on equity-indexed annuities) for the first six months of 1999 compared to 4.66% (5.31% on fixed products and 0.85% on equity-indexed annuities) for the first six months of 1998.

   Average investments in the Company's general account (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $13.0 billion for the quarter ended June 30, 1999 compared to $12.7 billion for the quarter ended June 30, 1998. For the first six months of 1999, such average investments were $13.0 billion compared to $12.7 billion for the first six months of 1998. These increases were primarily due to the reinvestment of portfolio earnings for the twelve months ended June 30, 1999.

   Net Realized Investment Losses were $11.6 million for the quarter ended June 30, 1999 compared to $2.4 million for the quarter ended June 30, 1998. For the first six months of 1999, net realized investment losses were $14.7 million compared to $0.2 million for the first six months of 1998. The net realized investment losses in 1999 included losses of $3.0 million for certain fixed maturity investments where the decline in value was determined to be other than temporary.

   Investment Advisory and Administrative Fees are based on the market value of assets managed for mutual funds, private capital management and institutional investors. Investment advisory and administrative fees were $68.2 million for the quarter ended June 30, 1999 compared to $59.3 million for the quarter ended June 30, 1998. For the first six months of 1999, investment advisory and administrative fees were $134.4 million compared to $116.1 million for the first six months of 1998. These increases during 1999 compared to 1998 primarily reflect a higher level of average fee-based assets under management.

   Average fee-based assets under management were $48.1 billion for the quarter ended June 30, 1999 compared to $40.7 billion for the quarter ended June 30, 1998. For the first six months of 1999, average fee-based assets under management were $47.8 billion compared to $40.0 billion for the first six months of 1998. These increases during 1999 compared to 1998 resulted from acquisitions, market appreciation and net sales for the twelve months ended June 30, 1999. Investment advisory and administrative fees were 0.57% and 0.58% of average fee-based assets under management for the quarters ended June 30, 1999 and 1998, respectively. For the first six months of 1999 and 1998, such percentages were 0.56% and 0.58%, respectively.

   The amount of fee-based assets under management is affected by product sales and redemptions and by changes in the market values of such assets under management. Fee-based assets under management and changes in such assets are set forth in the tables below (in billions).

Fee-Based Assets Under Management

                                                                As of June 30
                                                           ---------------------
                                                              1999        1998
                                                           ---------   ---------
 Mutual Funds:
   Intermediary-distributed                                   $18.3       $16.6
   Direct-marketed                                              6.6         7.5
   Closed-end                                                   2.4         2.4
   Variable annuity                                             1.8         1.4
                                                           ---------   ---------
                                                               29.1        27.9
 Private Capital Management                                     8.5         7.4
 Institutional                                                 11.5         5.7
                                                           ---------   ---------
 Total Fee-Based Assets Under Management*                     $49.1       $41.0
                                                           =========   =========
--------------
* As of June 30, 1999 and 1998, Keyport's insurance assets of $13.6 billion and $13.1 billion, respectively, bring total assets under management to $62.7 billion and $54.1 billion, respectively.

 Changes in Fee-Based Assets Under Management

                                        Three Months Ended     Six Months Ended
                                             June 30                June 30
                                        -------------------    -----------------
                                           1999      1998        1999     1998
                                        --------- ---------    -------- --------
Fee-based assets under management
 - beginning                               $47.4     $40.8       $47.9    $38.7
Sales and reinvestments                      3.2       2.2         5.8      4.1
Redemptions and withdrawals                 (2.9)     (1.4)       (5.8)    (3.1)
Market appreciation (depreciation)           1.4      (0.6)        1.2      1.3
                                         --------- ---------   -------- --------
Fee-based assets under management
 - ending                                  $49.1     $41.0       $49.1   $41.0
                                         ========= =========   ======== ========

   Distribution and Service Fees are based on the market value of the Company's intermediary-distributed mutual funds. Distribution fees of 0.75% are generally earned on the average assets attributable to such funds sold with 12b-1 distribution fees and contingent deferred sales charges and service fees of 0.25% (net of amounts passed on to selling brokers) are generally earned on the total of such average mutual fund assets. These fees totaled $15.3 million for the quarter ended June 30, 1999 compared to $13.2 million for the quarter ended June 30, 1998. For the first six months of 1999, distribution and service fees were $30.0 million compared to $25.8 million for the first six months of 1998. These increases during 1999 compared to 1998 were primarily attributable to the higher asset levels of mutual funds with 12b-1 distribution fees and contingent deferred sales charges. As a percentage of intermediary-distributed average mutual fund assets, distribution and service fees were approximately 0.35% and 0.32% for the quarters ended June 30, 1999 and 1998, respectively. For the first six months of 1999 and 1998, such percentages were 0.34% and 0.31%, respectively.

    Transfer Agency Fees are based on the market value of assets managed in the Company's intermediary-distributed, direct-marketed and variable annuity mutual funds. Such fees were $12.8 million on average assets of $26.3 billion for the quarter ended June 30, 1999 and $12.5 million on average assets of $25.5 billion for the quarter ended June 30, 1998. For the first six months of 1999, transfer agency fees were $25.7 million on average assets of $26.2 billion and $24.7 million on average assets of $25.2 billion for the first six months of 1998. As a percentage of total average assets under management, transfer agency fees were approximately 0.19% and 0.20% for the quarters ended June 30, 1999 and 1998, respectively. For each of the first six months of 1999 and 1998, such percentages were 0.20%.

   Surrender Charges and Net Commissions are revenues earned on: a) the early withdrawal of annuity policyholder balances and redemptions of the intermediary-distributed mutual funds which were sold with 12b-1 distribution fees and contingent deferred sales charges; b) the distribution of the Company's intermediary-distributed mutual funds (net of the substantial portion of such commissions that is passed on to the selling brokers); and c) the sales of non-proprietary products in the Company's bank marketing businesses (net of commissions that are paid to the Company's client banks and brokers). Total surrender charges and net commissions were $9.0 million for the quarter ended June 30, 1999 compared to $9.6 million for the quarter ended June 30, 1998. For the first six months of 1999, total surrender charges and net commissions were $17.4 million compared to $18.0 million for the first six months of 1998.

   Surrender charges on fixed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed generally during the first six years. Such charges totaled $6.0 million for the quarter ended June 30, 1999 and $6.5 million for the quarter ended June 30, 1998. For the first six months of 1999, surrender charges were $11.5 million compared to $11.8 million for the first six months of 1998. Total annuity withdrawals represented 15.0% and 14.7% of the total average annuity policyholder and separate account balances for the quarters ended June 30, 1999 and 1998, respectively. For the first six months of 1999 and 1998, the corresponding percentages were 14.0% and 14.4%, respectively. Net commissions were $3.0 million for the quarter ended June 30, 1999 and $3.1 million for the quarter ended June 30, 1998. For the first six months of 1999, net commissions were $5.9 million compared to $6.2 million for the first six months of 1998.

   Separate Account Fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are primarily based on the market values of the assets in separate accounts supporting the contracts, were $7.7 million for the quarter ended June 30, 1999 compared to $5.4 million for the quarter ended June 30, 1998. For the first six months of 1999, separate account fees were $14.3 million compared to $10.1 million for the first six months of 1998. Such fees represented 1.26% and 1.51% of average institutional, variable annuity and variable life separate account balances for the quarters ended June 30, 1999 and 1998, respectively. For the first six months of 1999 and 1998, such percentages were 1.27% and 1.47%, respectively.

   Operating Expenses primarily represent compensation, marketing, and other general and administrative expenses. These expenses were $90.5 million for the quarter ended June 30, 1999 compared to $80.1 million for the quarter ended June 30, 1998. For the first six months of 1999, operating expenses were $179.2 million compared to $160.0 million for the first six months of 1998. These increases during 1999 compared to 1998 were primarily due to the acquisitions of Crabbe Huson and Progress in the second half of 1998 and to increases in compensation and marketing expenses. Operating expenses expressed as a percent of average total assets under management were 0.59% for the quarter ended June 30, 1999 compared to 0.60% for the quarter ended June 30, 1998. For the first six months of 1999 and 1998, such percentages were 0.59% and 0.61%, respectively.

   Amortization of Deferred Policy Acquisition Costs relates to the costs of acquiring new business which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $20.1 million for the quarter ended June 30, 1999 compared to $18.3 million for the quarter ended June 30, 1998. For the first six months of 1999, amortization of deferred policy acquisition costs was $42.1 million compared to $37.3 million for the first six months of 1998. The increase during 1999 compared to 1998 was primarily related to the increase in investment spread from the growth of business in force associated with fixed and indexed products and the increased sales of variable annuity products. Amortization expense represented 26.7% and 27.1% of investment spread and separate account fees for the quarters ended June 30, 1999 and 1998, respectively. For the first six months of 1999 and 1998, the corresponding percentages were 27.4% and 27.1%, respectively.

   Amortization of Deferred Distribution Costs relates to the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Amortization was $9.7 million for the quarter ended June 30, 1999 compared to $9.1 million for the quarter ended June 30, 1998. For the first six months of 1999, amortization of deferred distribution costs was $19.2 million compared to $18.1 million for the first six months of 1998. These increases during 1999 compared to 1998 were primarily attributable to the continuing sales of such fund shares during 1999 and 1998.

   Amortization of Value of Insurance in Force relates to the actuarially-determined present value of projected future gross profits from policies in force at the date of acquisition. Amortization totaled $2.4 million for the quarter ended June 30, 1999 compared to $1.2 million for the quarter ended June 30, 1998. For the first six months of 1999, amortization of value of insurance in force was $4.6 million compared to $2.7 million for the first six months of 1998.

   Amortization of Intangible Assets relates to goodwill and certain identifiable intangible assets arising from business combinations accounted for as purchases. Amortization was $5.1 million for the quarter ended June 30, 1999 compared to $3.6 million for the quarter ended June 30, 1998. For the first six months of 1999, amortization of intangible assets was $10.1 million compared to $7.1 million for the first six months of 1998. These increases in amortization in 1999 compared to 1998 were primarily related to acquisitions completed in the second half of 1998.

     Interest Expense, Net was $5.3 million for the quarter ended June 30, 1999 compared to $3.9 million for the quarter ended June 30, 1998. For the first six months of 1999, interest espense, net was $11.0 million compared to $7.8 million for the first six months of 1998. Interest expense primarily consists of interest on debt and interest on the Liberty Funds Group revolving credit facility which is utilized to finance deferred sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Interest expense was net of interest income of $3.8 million and $1.2 million for the quarters ending June 30, 1999 and 1998, respectively. For the first six months of 1999 and 1998, interest expense was net of interest income of $6.9 million and $2.5 million, respectively.

   Income Tax Expense was $12.7 million or 35.3% of pre-tax income for the quarter ended June 30, 1999 compared to $13.8 million, or 31.7% of pre-tax income for the quarter ended June 30, 1998. For the first six months of 1999, income tax expense was $29.3 million or 36.6% of pre-tax income compared to $27.7 million, or 31.2% of pre-tax income for the first six months of 1998. The significantly lower effective tax rate on pre-tax income in 1998 was primarily related to a reduction in the deferred tax asset valuation allowance on federal net operating loss carryforwards.

Financial Condition

   Stockholders' Equity as of June 30, 1999 was $1.28 billion compared to $1.27 billion as of December 31, 1998. Net income for the first six months of 1999 was $50.7 million and cash dividends on the Company's preferred and common stock totaled $3.2 million. Common stock totaling $5.1 million was issued in connection with the exercise of stock options and awards of nonvested stock. A decrease in accumulated other comprehensive income which consists of net unrealized investment losses, net of adjustments to deferred policy acquisition costs, value of insurance in force and income taxes, during the period decreased stockholders' equity by $46.5 million.

   Book Value Per Share amounted to $27.14 at June 30, 1999 compared to $27.41 at December 31, 1998. Excluding net unrealized gains or losses on investments, book value per share amounted to $27.55 at June 30, 1999 and $26.82 at December 31, 1998. As of June 30, 1999, there were 47.0 million common shares outstanding compared to 46.4 million shares as of December 31, 1998.

   Investments not including cash and cash equivalents, totaled $12.9 billion at June 30, 1999 compared to $12.6 billion at December 31, 1998.

   The Company manages the majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity securities for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire portfolio of fixed maturity securities as "available for sale" and accordingly carries such investments at fair value. The Company's total investments at June 30, 1999 and December 31, 1998 reflected net unrealized gains (losses) of $(117.6) million and $105.3 million, respectively, relating to its fixed maturity and equity portfolios.

   Approximately $11.5 billion, or 82.6%, of the Company's general account and certain separate account investments at June 30, 1999, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At June 30, 1999, the carrying value of investments in below investment grade securities represented 8.9% of general account and certain separate account investments. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

   The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports, and other externally generated information concerning the borrower's affairs. In the case of publicly traded fixed maturity securities, management also considers market value quotations if available. As of June 30, 1999, the carrying value of fixed maturity securities that were non-income producing was $18.2 million.

Derivatives

   As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements and interest rate cap agreements to match assets more closely to liabilities.
Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. The Company had 59 and 42 outstanding interest rate swap agreements with an aggregate notional principal amount of $2.7 billion and $2.4 billion as of June 30, 1999 and December 31, 1998, respectively.

   Interest rate cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $250.0 million as of June 30, 1999 and December 31, 1998.

   With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $673.4 million and $535.7 million as of June 30, 1999 and December 31, 1998, respectively. The Company had futures with a carrying value of $(4.9) million and $(0.6) million as of June 30, 1999 and December 31, 1998, respectively.

   There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is counterparty non-performance. The Company believes that the counterparties to its swap, cap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. Futures contracts trade on organized exchanges and therefore have minimal credit risk. In addition, swap and cap agreements have interest rate risk and call options and futures have stock market risk. These swap and cap agreements hedge fixed-rate assets and the Company expects that any interest rate movements that adversely affect the market value of swap and cap agreements would be offset by changes in the market values of such fixed rate assets. However, there can be no assurance that these hedges will be effective in offsetting the potential adverse effects of changes in interest rates. Similarly, the call options and futures hedge the Company's obligations to provide returns on equity-indexed annuities based upon the S&P 500 Index, and the Company believes that any stock market movements that adversely affect the market value of S&P 500 Index call options and futures would be substantially offset by a reduction in policyholder liabilities. However, there can be no assurance that these hedges will be effective in offsetting the potentially adverse effects of changes in S&P 500 Index levels. The Company's profitability could be adversely affected if the value of its swap and cap agreements increase less than (or decrease more than) the change in the market value of its fixed rate assets and/or if the value of its S&P 500 Index call options and futures increase less than (or decrease more than) the value of the guarantees made to equity-indexed policyholders.

   In June 1998, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. In June 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS No. 137 defers for one year the effective date of SFAS No. 133. The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. At this time, the Company has not completed its analysis and evaluation of the requirements and the impact of this statement.

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

     In April, 1999, the Company replaced its $60.0 million revolving credit facility, which was utilized to finance sales commissions paid by Liberty Funds Group in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges, with a new $150.0 million revolving credit facility (the "Facility") to be used for the same purpose. This new five year Facility is secured by such 12b-1 distribution fees and contingent deferred sales charges. Interest accrues on the outstanding borrowings under the Facility at a rate determined by sales of highly rated commercial paper backed in part by the security interest in such fees and charges. At June 30, 1999, the interest paid on borrowings under the Facility was at the rate of 5.31% per annum.

   Current Rhode Island insurance law applicable to Keyport permits the payment of dividends or distributions, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of Keyport's statutory surplus as of the preceding December 31 or (ii) Keyport's statutory net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of June 30, 1999, the amount of dividends that Keyport could pay without such approval was $49.1 million. Keyport paid dividends totaling $10.0 million during the second quarter of 1999. Future regulatory changes and credit agreements may create additional limitations on the ability of the Company's subsidiaries to pay dividends.

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

     Each of the Company's business segments has its own liquidity needs and financial resources. In the Company's annuity insurance operations, liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. In the Company's asset management business, liquidity needs and financial resources pertain to the investment management and distribution of mutual funds, private capital management and institutional accounts. The Company expects that, based upon their historical cash flow and current prospects, these operating subsidiaries will be able to meet their liquidity needs from internal sources and, in the case of Liberty Funds Group, from the Facility described above.

   Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from annuity premiums and deposits, net investment income, and from the sales and maturities of fixed investments.
Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of June 30, 1999, $10.3 billion, or 73.8% of Keyport's general account investments are considered readily marketable.

   To the extent that unanticipated surrenders cause Keyport to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurances can be given, Keyport believes that liquidity to fund anticipated withdrawals would be available through incoming cash flow and the sale of short-term or floating-rate investments, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market. In addition, the Company's fixed-rate products incorporate surrender charges to encourage persistency and to make the cost of its policyholder balances more predictable. Approximately 77.6% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions as of June 30, 1999.

Year 2000

   Many companies and organizations have computer programs that use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. The Company relies significantly on computer systems and applications in its operations. To the extent that these systems are not Year 2000 compliant and such non-compliance is not corrected, this could cause system failures. Such failures could have an adverse effect on the Company causing disruption of operations, including, among other things, an inability to process transactions.

     In addressing the Year 2000 issue, the Company has completed an inventory of its information technology systems and assessed its Year 2000 readiness. The Company's systems include internally developed programs, third-party purchased programs and third-party custom developed programs. For programs which were identified as not being Year 2000 compliant, the Company has implemented a remediation plan which includes repairing or replacing the programs and testing for Year 2000 compliance. The remediation is substantially complete and is currently in the final testing phase. The Company also identified its non-information technology systems affected by Year 2000 issues. The Company initiated remediation efforts in this area and expects to complete this phase during 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   There have been no material changes during the first six months of 1999 in the Company's market risks or in the methods which the Company uses to manage such risks, which are described in the Company's 1998 Form 10-K.

                                     Part II

Item 4.  Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Stockholders was held on May 10, 1999. The following matters were voted upon at the meeting:

1. Election of the following individuals as directors of the Company for a term of three years:

            William F. Connell
            For:        46,137,719
            Withheld:       88,475

            Paul J. Darling, II
            For:        46,137,719
            Withheld:       88,475

            Thomas J. May
            For:        46,134,714
            Withheld:       91,480

            Dr. Kenneth L. Rose
            For:        46,134,714
            Withheld:       91,480


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

   12 Statement re Computation of Ratios
   27 Financial Data Schedule

(b)   Reports on Form 8-K

   There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

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


Date:   August 12, 1999

                                  Exhibit Index


Exhibit No.   Description                                              Page
-----------   -----------                                              ----

     12      Statement re Computation of Ratios
     27      Financial Data Schedule