Form 10-Q
period 1999-09-30
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 1999-11-12
CIK 936372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1999
                                                 ------------------

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

   There were 47,279,457 shares of the registrant's Common Stock, $.01 par value, and 324,759 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of October 31, 1999.

Exhibit Index - Page 23                                             Page 1 of 25

                       LIBERTY FINANCIAL COMPANIES, INC.
       QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1999


                               TABLE OF CONTENTS


Part I.     FINANCIAL INFORMATION                                       Page


Item 1.     Financial Statements

            Consolidated Balance Sheets as of September 30, 1999 and
              December 31, 1998

            Consolidated Income Statements for the Three Months and
              Nine Months Ended September 30, 1999 and 1998

            Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1999 and 1998

            Consolidated Statement of Stockholders' Equity for the
              Nine Months Ended September 30, 1999

            Notes to Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                       LIBERTY FINANCIAL COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in millions)


                                                   September 30     December 31
                                                       1999            1998
                                                   -------------   -------------
                                                     Unaudited
                                     ASSETS

Assets:
   Investments                                   $  12,215.5       $  12,598.3
   Cash and cash equivalents                         1,258.9             984.1
   Accrued investment income                           176.2             161.0
   Deferred policy acquisition costs                   647.4             407.6
   Deferred distribution costs                         153.9             130.2
   Intangible assets                                   287.2             292.8
   Other assets                                        258.3             179.6
   Separate account assets                           2,849.6           1,765.5
                                                   ----------        ----------
                                                 $  17,847.0       $  16,519.1
                                                   ==========        ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policyholder balances                         $  12,075.6       $  12,504.1
   Notes payable                                       536.9             486.4
   Payable for investments purchased
     and loaned                                        835.5             240.4
   Other liabilities                                   321.6             278.4
   Separate account liabilities                      2,790.4           1,723.2
                                                   ----------        ----------
      Total liabilities                             16,560.0          15,232.5
                                                   ----------        ----------


Series A redeemable convertible preferred
 stock, par value $.01; authorized, issued
 and outstanding 324,759 shares in 1999 and
 1998                                                   15.8              15.3
                                                   ----------        ----------

Stockholders' Equity:
 Common stock, par value $.01; authorized
  100,000,000 shares, issued and outstanding
  47,262,707 shares in 1999 and 46,384,015
  shares in 1998                                         0.5               0.5
 Additional paid-in capital                            918.8             901.5
 Retained earnings                                     406.3             346.4
 Accumulated other comprehensive income (loss)         (49.3)             27.2
 Unearned compensation                                  (5.1)             (4.3)
                                                   ----------        ----------
      Total stockholders' equity                     1,271.2           1,271.3
                                                   ----------        ----------
                                                 $  17,847.0       $  16,519.1
                                                   ==========        ==========

          See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (in millions, except per share data)
                                   Unaudited

                                     Three Months Ended      Nine Months Ended
                                         September 30           September 30
                                     --------------------   --------------------
                                         1999       1998        1999       1998
                                     ---------  ---------   ---------  ---------

Investment income                     $ 197.9    $ 202.7     $ 601.2    $ 612.4
Interest credited to policyholders     (131.3)    (143.3)     (395.5)    (425.6)
                                     ---------  ---------   ---------  ---------
Investment spread                        66.6       59.4       205.7      186.8
                                     ---------  ---------   ---------  ---------
Net realized investment gains
 (losses)                               (12.7)       4.2       (27.4)       4.0
                                     ---------  ---------   ---------  ---------
Fee income:
 Investment advisory and
  administrative fees                    68.2       58.4       202.6      174.5
 Distribution and service fees           15.3       13.2        45.3       39.0
 Transfer agency fees                    13.1       11.9        38.8       36.6
 Surrender charges and net
  commissions                             9.6        8.2        27.0       26.2
 Separate account fees                    8.7        5.4        23.0       15.5
                                     ---------  ---------   ---------  ---------
Total fee income                        114.9       97.1       336.7      291.8
                                     ---------  ---------   ---------  ---------
Expenses:
 Operating expenses                     (89.1)     (78.5)     (268.3)    (238.5)
 Amortization of deferred policy
  acquisition costs                     (22.8)     (16.7)      (69.5)     (56.7)
 Amortization of deferred
  distribution costs                    (10.2)      (9.8)      (29.4)     (27.9)
 Amortization of intangible assets       (5.0)      (3.6)      (15.1)     (10.7)
 Interest expense, net                   (4.6)      (2.7)      (15.6)     (10.5)
                                     ---------  ---------   ---------  ---------
Total expenses                         (131.7)    (111.3)     (397.9)    (344.3)
                                     ---------  ---------   ---------  ---------

Pre-tax income                           37.1       49.4       117.1      138.3
Income tax expense                      (12.5)     (15.9)      (41.8)     (43.6)
                                     ---------  ---------   ---------  ---------
Net income                             $ 24.6     $ 33.5      $ 75.3     $ 94.7
                                     =========  =========   =========  =========
Net income per share - basic           $  0.52    $  0.73     $  1.60    $  2.08
                                     =========  =========   =========  =========
Net income per share - assuming
 dilution                              $  0.51    $  0.71     $  1.57    $  2.00
                                     =========  =========   =========  =========

                See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                    Unaudited

                                                            Nine Months Ended
                                                               September 30
                                                           ---------------------
                                                               1999        1998
                                                           ---------   ---------

Cash flows from operating activities:
Net income                                                   $ 75.3      $ 94.7
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                               56.8        54.3
   Interest credited to policyholders                         395.5       425.6
   Net realized investment losses (gains)                      27.4        (4.0)
   Net amortization on investments                             61.6       101.9
   Change in deferred policy acquisition  costs               (13.4)      (25.8)
   Net change in other assets and liabilities                 (57.8)      (26.1)
                                                           ---------   ---------
      Net cash provided by operating activities               545.4       620.6
                                                           ---------   ---------
Cash flows from investing activities:
   Investments purchased available for sale                (4,032.8)   (5,207.4)
   Investments sold available for sale                      3,903.7     4,060.6
   Investments matured available for sale                     110.8       938.2
   Change in policy loans, net                                (10.9)      (24.8)
   Change in mortgage loans, net                               42.1         4.3
   Acquisitions, net of cash acquired                           0.0       (96.4)
   Other                                                       (7.0)       11.3
                                                           ---------   ---------
     Net cash provided by (used in) investing activities        5.9      (314.2)
                                                           ---------   ---------
Cash flows from financing activities:
   Withdrawals from policyholder accounts                  (1,570.8)   (1,371.6)
   Deposits to policyholder accounts                          640.4     1,089.3
   Securities lending                                         603.1       (25.0)
   Change in notes payable                                     50.5        97.0
   Exercise of stock options                                    5.0         5.8
   Dividends paid                                              (4.7)       (4.4)
                                                           ---------   ---------
     Net cash used in financing activities                   (276.5)     (208.9)
                                                           ---------   ---------
   Increase in cash and cash equivalents                      274.8        97.5
   Cash and cash equivalents at beginning of period           984.1     1,290.1
                                                           ---------   ---------
   Cash and cash equivalents at end of period             $ 1,258.9   $ 1,387.6
                                                           =========   =========

          See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in millions)
                                   Unaudited

                                                  Accum.
                                                  Other
                             Addit'l            Comprehen.             Total
                    Common   Paid-In  Retained    Income   Unearned  Stockhldrs'
                     Stock   Capital  Earnings    (Loss)    Compen.    Equity
                    -------  -------  --------  ---------- --------- ----------

Balance,
 December 31,
 1998                 $0.5   $901.5    $346.4       $27.2     $(4.3)  $1,271.3
Effect of
 stock-based
 compensation
 plans                          7.2                            (0.8)       6.4
Accretion to face
 value of preferred
 stock                                   (0.6)                            (0.6)
Common stock
 dividends                     10.1     (14.1)                            (4.0)
Preferred stock
 dividends                               (0.7)                            (0.7)
Net income                               75.3                             75.3
Other comprehensive
 income (loss),
 net of tax                                         (76.5)               (76.5)
                    -------  -------  --------  ---------- --------- ----------
Balance,
 September 30,
 1999                 $0.5   $918.8    $406.3      $(49.3)    $(5.1)  $1,271.2
                    =======  =======  ========  ========== ========= ==========

                See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

1.    General

       The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1998 Form 10-K. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current period presentation.

2.    Segment Information

      The Company is an asset accumulation and management company with two reportable segments: retirement-oriented insurance (principally annuities) and asset management. The annuity insurance business is conducted at Keyport Life Insurance Company ("Keyport"). Keyport generates investment spread income from the investment portfolio which supports policyholder balances associated with its fixed and indexed annuity business and its closed block of single premium whole life insurance. The annuity insurance business also derives fee income from the administration of fixed, indexed and variable annuity contracts. The asset management business is conducted at Liberty Funds Group, an investment advisor (through its subsidiary Colonial Management Associates), distributor and transfer agent to mutual funds, Stein Roe & Farnham Incorporated, a diversified investment advisor, Newport Pacific Management, Inc., an investment advisor to mutual funds and institutional accounts specializing in Asian equity markets, Crabbe Huson Group, Inc. ("Crabbe Huson"), an investment advisor to mutual funds and institutional accounts, Progress Investment Management Company ("Progress"), an investment advisor to institutional accounts, and Liberty Asset Management Company, an investment advisor to mutual funds. The asset management business derives fee income from investment products and services.

      The Company's reportable segments offer different products and are each managed separately. Information by reportable segment is shown below (in millions):

                                         Three Months Ended   Nine Months Ended
                                            September 30        September 30
                                         -------------------  ------------------
                                            1999       1998      1999      1998
                                         --------   --------  --------  --------
 Statement of Operations Data
 Revenues (excluding net realized
  investment gains and losses):
   Annuity:
     Unaffiliated                         $215.5     $214.6    $648.6    $649.8
     Intersegment                           (3.5)      (2.3)    (10.3)     (7.5)
                                         --------   --------  --------  --------
     Total annuity                         212.0      212.3     638.3     642.3
                                         --------   --------  --------  --------
   Asset management:
     Unaffiliated                           97.3       85.2     289.3     254.4
     Intersegment                            3.5        2.3      10.3       7.5
                                         --------   --------  --------  --------
     Total asset management                100.8       87.5     299.6     261.9
                                         --------   --------  --------  --------
     Total revenues (excluding net
      realized investment gains
      and losses)                         $312.8     $299.8    $937.9    $904.2
                                         ========   ========  ========  ========

                                       Three Months Ended    Nine Months Ended
                                          September 30          September 30
                                       ------------------    ------------------
                                          1999      1998        1999      1998
                                       --------  --------    --------  --------
Income before income taxes:
 Annuity:
  Income before amortization
   of intangible assets                  $43.0     $39.1      $127.9    $114.2
  Amortization of intangible assets       (0.3)     (0.3)       (0.9)     (0.9)
                                       --------  --------    --------  --------
   Subtotal annuity                       42.7      38.8       127.0     113.3
                                       --------  --------    --------  --------
 Asset management:
  Income before amortization
   of intangible assets                   22.7      17.1        65.9      59.9
  Amortization of intangible assets       (4.6)     (3.2)      (14.0)     (9.6)
                                       --------  --------    --------  --------
   Subtotal asset management              18.1      13.9        51.9      50.3
                                       --------  --------    --------  --------
 Other:
  Loss before amortization of
   intangible assets                     (10.9)     (7.4)      (34.2)    (29.1)
  Amortization of intangible assets       (0.1)     (0.1)       (0.2)     (0.2)
                                       --------  --------    --------  --------
   Subtotal other                        (11.0)     (7.5)      (34.4)    (29.3)
                                       --------  --------    --------  --------
 Income before net realized
  investment gains (losses)
  and income taxes                        49.8      45.2       144.5     134.3
 Net realized investment gains
 (losses)                                (12.7)      4.2       (27.4)      4.0
                                       --------  --------    --------  --------
  Total income before income taxes       $37.1     $49.4      $117.1    $138.3
                                       ========  ========    ========  ========

3.    Investments

      Investments were comprised of the following (in millions):

                                             September 30    December 31
                                                 1999           1998
                                             -----------   ------------

Fixed maturities                              $10,755.5      $11,277.2
Equity securities                                  25.8           24.6
Policy loans                                      589.6          578.9
Other invested assets                             844.6          717.6
                                             -----------   ------------
    Total                                     $12,215.5      $12,598.3
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

4.    Net Income Per Share

      The following table sets forth the computation of net income per share-basic and net income per share-assuming dilution:

                                      Three Months Ended      Nine Months Ended
                                         September 30            September 30
                                  ----------------------  ----------------------
                                       1999        1998        1999        1998
                                  ----------  ----------  ----------  ----------
Numerator (in millions)
 Net income                           $24.6       $33.5       $75.3       $94.7
 Less: preferred stock dividends       (0.2)       (0.2)       (0.7)       (0.7)
                                  ----------  ----------  ----------  ----------
Numerator for net income per
 share - basic - income available
 to common stockholders                24.4        33.3        74.6        94.0
Plus: income impact of assumed
 conversions Preferred stock
 dividends                              0.2         0.2         0.7         0.7
                                  ----------  ----------  ----------  ----------
Numerator for net income per
 share - assuming dilution -
 income available to common
 stockholders after assumed
 conversions                          $24.6       $33.5       $75.3       $94.7
Denominator
 Denominator for net income per
  share - basic - weighted
  average shares                 46,867,054  45,440,311  46,599,909  45,110,661
Effect of dilutive securities:
 Employee stock options             727,461   1,339,023     686,173   1,651,337
 Convertible preferred stock        514,370     514,493     514,368     516,090
 Common stock issuable as
  contingent purchase price          55,486           0      35,222           0
                                  ----------  ----------  ----------  ----------
Dilutive potential common shares  1,297,317   1,853,516   1,235,763   2,167,427
                                  ----------  ----------  ----------  ----------
   Denominator for net income
    per share - assuming
    dilution                     48,164,371  47,293,827  47,835,672  47,278,088
                                  ==========  ==========  ==========  ==========
Net income per share - basic          $0.52       $0.73       $1.60       $2.08
                                  ==========  ==========  ==========  ==========
Net income per share - assuming       $0.51       $0.71       $1.57       $2.00
 dilution                         ==========  ==========  ==========  ==========


5.   Comprehensive Income (Loss)

     Comprehensive income (loss) was comprised of the following (in millions):

                                       Three Months Ended    Nine Months Ended
                                          September 30          September 30
                                       ------------------    ------------------
                                           1999     1998         1999     1998
                                       --------- --------    --------- --------
Net income                                $24.6     $33.5       $75.3    $94.7
Other comprehensive loss, net of tax:
 Change in net unrealized investment
  losses                                  (30.0)    (30.8)      (76.5)   (28.3)
                                       --------- --------    --------- --------
Comprehensive income (loss)               $(5.4)     $2.7       $(1.2)   $66.4
                                       ========= ========    ========= ========

6.    Recent Accounting Pronouncement

      In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. In June 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS No. 137 defers for one year the effective date of SFAS No. 133. This statement now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. At this time, the Company has not completed its analysis and evaluation of the requirements and the impact of this statement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   Net Income was $24.6 million or $0.51 per share for the quarter ended September 30, 1999 compared to $33.5 million or $0.71 per share for the quarter ended September 30, 1998. For the first nine months of 1999, net income was $75.3 million or $1.57 per share compared to $94.7 million or $2.00 per share for the first nine months of 1998. These decreases resulted largely from net realized investment losses in 1999 compared to net realized investment gains in 1998. Operating expenses, amortization expense and interest expense, net also increased. Partially offsetting these items were higher investment spread and fee income. Income tax expense decreased for 1999 compared to 1998. However, the effective tax rate was significantly higher in 1999 compared to 1998.

   Pre-tax Income was $37.1 million for the quarter ended September 30, 1999 compared to $49.4 million for the quarter ended September 30, 1998. For the first nine months of 1999, pre-tax income was $117.1 million compared to $138.3 million for the first nine months of 1998. These decreases resulted largely from net realized investment losses in 1999 compared to net realized investment gains in 1998. Operating expenses, amortization expense and interest expense, net also increased. Partially offsetting these items were higher investment spread and fee income.

   Investment Spread is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $66.6 million for the quarter ended September 30, 1999 compared to $59.4 million for the quarter ended September 30, 1998. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage for the quarter ended September 30, 1999 was 1.90% compared to 1.63% for the quarter ended September 30, 1998. For the first nine months of 1999, investment spread was $205.7 million compared to $186.8 million for the first nine months of 1998. The investment spread percentage was 1.93% for the first nine months of 1999 compared to 1.76% for the first nine months of 1998.

   Investment income was $197.9 million for the quarter ended September 30, 1999 compared to $202.7 million for the quarter ended September 30, 1998. The decrease of $4.8 million in 1999 compared to 1998 includes a $2.5 million decrease resulting from a lower average investment yield and a $2.3 million decrease as a result of a lower level of average invested assets. The 1999 investment income was net of $19.8 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $17.9 million in 1998. The average investment yield was 6.20% for the quarter ended September 30, 1999 compared to 6.27% for the quarter ended September 30, 1998. For the first nine months of 1999, investment income was $601.2 million compared to $612.4 million for the first nine months of 1998. The decrease of $11.2 million in 1999 compared to 1998 primarily relates to a $20.2 million decrease resulting from a lower average investment yield, partially offset by a $9.0 million increase as a result of a higher level of average invested assets. The 1999 investment income was net of $58.6 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $53.1 million in 1998. The average investment yield was 6.20% for the first nine months of 1999 compared to 6.41% for the first nine months of 1998.

   Interest credited to policyholders totaled $131.3 million for the quarter ended September 30, 1999 compared to $143.3 million for the quarter ended September 30, 1998. The decrease of $12.0 million in 1999 compared to 1998 primarily relates to a $10.5 million decrease resulting from a lower average interest credited rate, as well as a $1.5 million decrease as a result of a lower level of average policyholder balances. Policyholder balances averaged $12.2 billion (including $10.0 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.2 billion of equity-indexed annuities) for the quarter ended September 30, 1999 compared to $12.4 billion (including $10.6 billion of fixed products and $1.8 billion of equity-indexed annuities) for the quarter ended September 30, 1998. The average interest credited rate was 4.30% (5.00% on fixed products and 0.85% on equity-indexed annuities) for the quarter ended September 30, 1999 compared to 4.64% (5.31% on fixed products and 0.85% on equity-indexed annuities) for the quarter ended September 30, 1998. Keyport's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 40% to 95%) of the change in value of the S&P 500 Index. Keyport's equity-indexed annuities also provide a full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate was offset by investment income recognized on the S&P 500 Index call options resulting in a 0.85% net credited rate. For the first nine months of 1999, interest credited to policyholders totaled $395.5 million compared to $425.6 million for the first nine months of 1998. The decrease of $30.1 million in 1999 compared to 1998 primarily relates to a $34.8 million decrease resulting from a lower average interest credited rate, partially offset by a $4.7 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.3 billion (including $10.2 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.1 billion of equity-indexed annuities) for the first nine months of 1999 compared to $12.2 billion (including $10.5 billion of fixed products and $1.7 billion of equity-indexed annuities) for the first nine months of 1998. The average interest credited rate was 4.27% (5.00% on fixed products and 0.85% on equity-indexed annuities) for the first nine months of 1999 compared to 4.65% (5.31% on fixed products and 0.85% on equity-indexed annuities) for the first nine months of 1998.

   Average investments in the Company's general account (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.8 billion for the quarter ended September 30, 1999 compared to $12.9 billion for the quarter ended September 30, 1998. For the first nine months of 1999, such average investments were $12.9 billion compared to $12.7 billion for the first nine months of 1998. This increase was primarily due to the reinvestment of portfolio earnings for the twelve months ended September 30, 1999.

   Net Realized Investment Gains (Losses) were $(12.7) million for the quarter ended September 30, 1999 compared to $4.2 million for the quarter ended September 30, 1998. For the first nine months of 1999, net realized investment gains (losses) were $(27.4) million compared to $4.0 million for the first nine months of 1998. The net realized investment losses in 1999 included losses of $(5.7) million for the quarter and $(8.7) million for the nine months for certain fixed maturity investments where the decline in value was determined to be other than temporary.

   Investment Advisory and Administrative Fees are based on the market value of assets managed for mutual funds, private capital management and institutional investors. Investment advisory and administrative fees were $68.2 million for the quarter ended September 30, 1999 compared to $58.4 million for the quarter ended September 30, 1998. For the first nine months of 1999, investment advisory and administrative fees were $202.6 million compared to $174.5 million for the first nine months of 1998. These increases during 1999 compared to 1998 primarily reflect a higher level of average fee-based assets under management.

   Average fee-based assets under management were $48.6 billion for the quarter ended September 30, 1999 compared to $40.7 billion for the quarter ended September 30, 1998. For the first nine months of 1999, average fee-based assets under management were $48.0 billion compared to $40.2 billion for the first nine months of 1998. These increases during 1999 compared to 1998 resulted from market appreciation and net sales for the twelve months ended September 30, 1999. Investment advisory and administrative fees were 0.56% and 0.57% of average fee-based assets under management for the quarters ended September 30, 1999 and 1998, respectively. For the first nine months of 1999 and 1998, such percentages were 0.56% and 0.58%, respectively.

   The amount of fee-based assets under management is affected by product sales and redemptions and by changes in the market values of such assets under management. Fee-based assets under management and changes in such assets are set forth in the tables below (in billions).

Fee-Based Assets Under Management

                                                     As of September 30
                                                    ---------------------
                                                      1999        1998
                                                    ---------   ---------
  Mutual Funds:
        Intermediary-distributed                      $17.5       $16.7
        Direct-marketed                                 6.1         6.5
        Closed-end                                      2.5         2.2
        Variable annuity                                1.8         1.2
                                                    ---------   ---------
                                                       27.9        26.6
  Private Capital Management                            8.2         7.0
  Institutional                                        11.9        10.7
                                                    ---------   ---------
        Total Fee-Based Assets Under Management*      $48.0       $44.3
                                                    =========   =========
--------------
* As of September 30, 1999 and 1998, Keyport's insurance assets of $13.4 billion and $13.2 billion, respectively, bring total assets under management to $61.4 billion and $57.5 billion, respectively.

 Changes in Fee-Based Assets Under Management

                                       Three Months Ended    Nine Months Ended
                                           September 30        September 30
                                       -------------------   -------------------
                                           1999      1998        1999      1998
                                       --------- ---------   --------- ---------
 Fee-based  assets under management       $49.1     $41.0       $47.9     $38.7
 - beginning
 Sales and reinvestments                    3.2       2.1         9.0       6.2
 Redemptions and withdrawals               (2.5)     (1.6)       (8.3)     (4.7)
 Acquisitions                               0.0       5.4         0.0       5.4
 Market appreciation (depreciation)        (1.8)     (2.6)       (0.6)     (1.3)
                                       --------- ---------   --------- ---------
 Fee-based assets under management        $48.0     $44.3       $48.0     $44.3
 - ending                             ========== =========  ========== =========

   Distribution and Service Fees are based on the market value of the Company's intermediary-distributed mutual funds. Distribution fees of 0.75% are generally earned on the average assets attributable to such funds sold with 12b-1 distribution fees and contingent deferred sales charges and service fees of 0.25% (net of amounts passed on to selling brokers) are generally earned on the total of such average mutual fund assets. These fees totaled $15.3 million for the quarter ended September 30, 1999 compared to $13.2 million for the quarter ended September 30, 1998. For the first nine months of 1999, distribution and service fees were $45.3 million compared to $39.0 million for the first nine months of 1998. These increases during 1999 compared to 1998 were primarily attributable to the higher asset levels of mutual funds with 12b-1 distribution fees and contingent deferred sales charges. As a percentage of intermediary-distributed average mutual fund assets, distribution and service fees were approximately 0.35% and 0.33% for the quarters ended September 30, 1999 and 1998, respectively. For the first nine months of 1999 and 1998, such percentages were 0.35% and 0.32%, respectively.

    Transfer Agency Fees are based on the market value of assets managed in the Company's intermediary-distributed, direct-marketed and variable annuity mutual funds. Such fees were $13.1 million on average assets of $26.0 billion for the quarter ended September 30, 1999 and $11.9 million on average assets of $24.4 billion for the quarter ended September 30, 1998. For the first nine months of 1999, transfer agency fees were $38.8 million on average assets of $26.1 billion and $36.6 million on average assets of $24.8 billion for the first nine months of 1998. As a percentage of total average assets under management, transfer agency fees were approximately 0.20% for the quarters ended September 30, 1999 and 1998. For each of the first nine months of 1999 and 1998, such percentages were also 0.20%.

   Surrender Charges and Net Commissions are revenues earned on: a) the early withdrawal of annuity policyholder balances and redemptions of the intermediary-distributed mutual funds which were sold with 12b-1 distribution fees and contingent deferred sales charges; b) the distribution of the Company's intermediary-distributed mutual funds (net of the substantial portion of such commissions that is passed on to the selling brokers); and c) the sales of non-proprietary products in the Company's bank marketing businesses (net of commissions that are paid to the Company's client banks and brokers). Total surrender charges and net commissions were $9.6 million for the quarter ended September 30, 1999 compared to $8.2 million for the quarter ended September 30, 1998. For the first nine months of 1999, total surrender charges and net commissions were $27.0 million compared to $26.2 million for the first nine months of 1998.

   Surrender charges on fixed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed generally during the first six years. Such charges totaled $6.5 million for the quarter ended September 30, 1999 and $5.5 million for the quarter ended September 30, 1998. For the first nine months of 1999, surrender charges were $18.0 million compared to $17.3 million for the first nine months of 1998. Total annuity withdrawals represented 15.2% and 12.4% of the total average annuity policyholder and separate account balances for the quarters ended September 30, 1999 and 1998, respectively. For the first nine months of 1999 and 1998, the corresponding percentages were 14.4% and 13.7%, respectively. Net commissions were $3.1 million for the quarter ended September 30, 1999 and $2.7 million for the quarter ended September 30, 1998. For the first nine months of 1999, net commissions were $9.0 million compared to $8.9 million for the first nine months of 1998.

   Separate Account Fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are primarily based on the market values of the assets in separate accounts supporting the contracts, were $8.7 million for the quarter ended September 30, 1999 compared to $5.4 million for the quarter ended September 30, 1998. For the first nine months of 1999, separate account fees were $23.0 million compared to $15.5 million for the first nine months of 1998. Such fees represented 1.31% and 1.54% of average institutional, variable annuity and variable life separate account balances for the quarters ended September 30, 1999 and 1998, respectively. For the first nine months of 1999 and 1998, such percentages were 1.29% and 1.50%, respectively.

   Operating Expenses primarily represent compensation, marketing, and other general and administrative expenses. These expenses were $89.1 million for the quarter ended September 30, 1999 compared to $78.5 million for the quarter ended September 30, 1998. For the first nine months of 1999, operating expenses were $268.3 million compared to $238.5 million for the first nine months of 1998. These increases during 1999 compared to 1998 were primarily due to the acquisitions of Crabbe Huson and Progress in the second half of 1998 and to increases in compensation and marketing expenses. Operating expenses expressed as a percent of average total assets under management were 0.58% for the quarter ended September 30, 1999 compared to 0.59% for the quarter ended September 30, 1998. For the first nine months of 1999 and 1998, such percentages were 0.59% and 0.60%, respectively.

   Amortization of Deferred Policy Acquisition Costs relates to the costs of acquiring new business which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $22.8 million for the quarter ended September 30, 1999 compared to $16.7 million for the quarter ended September 30, 1998. For the first nine months of 1999, amortization of deferred policy acquisition costs was $69.5 million compared to $56.7 million for the first nine months of 1998. The increase during 1999 compared to 1998 was primarily related to the increase in investment spread from the growth of business in force associated with fixed and indexed products and the increased sales of variable annuity products. Amortization expense represented 30.3% and 25.8% of investment spread and separate account fees for the quarters ended September 30, 1999 and 1998, respectively. For the first nine months of 1999 and 1998, the corresponding percentages were 30.4% and 28.0%, respectively.

   Amortization of Deferred Distribution Costs relates to the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Amortization was $10.2 million for the quarter ended September 30, 1999 compared to $9.8 million for the quarter ended September 30, 1998. For the first nine months of 1999, amortization of deferred distribution costs was $29.4 million compared to $27.9 million for the first nine months of 1998. These increases during 1999 compared to 1998 were primarily attributable to the continuing sales of such fund shares during 1999 and 1998.

   Amortization of Intangible Assets relates to goodwill and certain identifiable intangible assets arising from business combinations accounted for as purchases. Amortization was $5.0 million for the quarter ended September 30, 1999 compared to $3.6 million for the quarter ended September 30, 1998. For the first nine months of 1999, amortization of intangible assets was $15.1 million compared to $10.7 million for the first nine months of 1998. These increases in amortization in 1999 compared to 1998 were primarily related to acquisitions completed in the second half of 1998.

   Interest Expense, Net was $4.6 million for the quarter ended September 30, 1999 compared to $2.7 million for the quarter ended September 30, 1998. For the first nine months of 1999, interest expense, net was $15.6 million compared to $10.5 million for the first nine months of 1998. Interest expense primarily consists of interest on debt and interest on the Liberty Funds Group revolving credit facility which is utilized to finance deferred sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Interest expense was net of interest income of $4.3 million and $2.5 million for the quarters ending September 30, 1999 and 1998, respectively. For the first nine months of 1999 and 1998, interest expense was net of interest income of $11.2 million and $5.0 million, respectively.

   Income Tax Expense was $12.5 million or 33.7% of pre-tax income for the quarter ended September 30, 1999 compared to $15.9 million, or 32.2% of pre-tax income for the quarter ended September 30, 1998. For the first nine months of 1999, income tax expense was $41.8 million or 35.7% of pre-tax income compared to $43.6 million, or 31.5% of pre-tax income for the first nine months of 1998. The significantly lower effective tax rate on pre-tax income in 1998 was primarily related to a reduction in the deferred tax asset valuation allowance on federal net operating loss carryforwards.

Financial Condition

   Stockholders' Equity was $1.27 billion as of September 30, 1999 and December 31, 1998. Net income for the first nine months of 1999 was $75.3 million and cash dividends on the Company's preferred and common stock totaled $4.7 million. Common stock totaling $5.1 million was issued in connection with the exercise of stock options and awards of nonvested stock. A decrease in accumulated other comprehensive income which consists of net unrealized investment losses, net of adjustments to deferred policy acquisition costs and income taxes, during the period decreased stockholders' equity by $76.5 million.

   Book Value Per Share amounted to $26.90 at September 30, 1999 compared to $27.41 at December 31, 1998. Excluding net unrealized gains or losses on investments, book value per share amounted to $27.94 at September 30, 1999 and $26.82 at December 31, 1998. As of September 30, 1999, there were 47.3 million common shares outstanding compared to 46.4 million shares as of December 31, 1998.

   Investments not including cash and cash equivalents, totaled $12.2 billion at September 30, 1999 compared to $12.6 billion at December 31, 1998.

   The Company manages the majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity securities for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire portfolio of fixed maturity securities as "available for sale" and accordingly carries such investments at fair value. The Company's total investments at September 30, 1999 and December 31, 1998 reflected net unrealized (losses) gains of $(230.7) million and $105.3 million, respectively, relating to its fixed maturity and equity portfolios.

   Approximately $11.3 billion, or 82.3%, of the Company's general account and certain separate account investments at September 30, 1999, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At September 30, 1999, the carrying value of investments in below investment grade securities represented 8.8% of general account and certain separate account investments. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

   The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports, and other externally generated information concerning the borrower's affairs. In the case of publicly traded fixed maturity securities, management also considers market value quotations if available. As of September 30, 1999, the carrying value of fixed maturity securities that were non-income producing was $14.6 million.

Derivatives

   As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements and interest rate cap agreements to match assets more closely to liabilities.
Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. The Company had 65 and 42 outstanding interest rate swap agreements with an aggregate notional principal amount of $2.8 billion and $2.4 billion as of September 30, 1999 and December 31, 1998, respectively.

   Interest rate cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $250.0 million as of September 30, 1999 and December 31, 1998.

   With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $515.4 million and $535.7 million as of September 30, 1999 and December 31, 1998, respectively. The Company had futures with a carrying value of $11.3 million and $(0.6) million as of September 30, 1999 and December 31, 1998, respectively.

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

   In June 1998, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. In June 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS No. 137 defers for one year the effective date of SFAS No. 133. This statement now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. At this time, the Company has not completed its analysis and evaluation of the requirements and the impact of this statement.

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

   In April, 1999, the Company replaced its $60.0 million revolving credit facility, which was utilized to finance sales commissions paid by Liberty Funds Group in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges, with a new $150.0 million revolving credit facility (the "Facility") to be used for the same purpose. This new five year Facility is secured by such 12b-1 distribution fees and contingent deferred sales charges. Interest accrues on the outstanding borrowings under the Facility at a rate determined by sales of highly rated commercial paper backed in part by the security interest in such fees and charges. At September 30, 1999, the interest paid on borrowings under the Facility was at the rate of 5.54% per annum.

   Current Rhode Island insurance law applicable to Keyport permits the payment of dividends or distributions, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of Keyport's statutory surplus as of the preceding December 31 or (ii) Keyport's statutory net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of September 30, 1999, the amount of dividends that Keyport could pay without such approval was $49.1 million. Keyport paid dividends totaling $15.0 million during the first nine months of 1999. Future regulatory changes and credit agreements may create additional limitations on the ability of the Company's subsidiaries to pay dividends.

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

   Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from annuity premiums and deposits, net investment income, and from the sales and maturities of fixed investments.
Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of September 30, 1999, $9.8 billion, or 74.5% of Keyport's general account investments are considered readily marketable.

   To the extent that unanticipated surrenders cause Keyport to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurances can be given, Keyport believes that liquidity to fund anticipated withdrawals would be available through incoming cash flow and the sale of short-term or floating-rate investments, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market. In addition, the Company's fixed-rate products incorporate surrender charges to encourage persistency and to make the cost of its policyholder balances more predictable. Approximately 76.7% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions as of September 30, 1999.

Year 2000

   Many companies and organizations have computer programs that use only two digits to identify a year in the date field and may not be able to correctly process dates after December 31,1999. The Company relies significantly on computer systems and applications in its operations. To the extent that these systems are not Year 2000 compliant (i.e. cannot correctly process dates after December 31, 1999) and such non-compliance is not corrected, this could cause system failures. Such failures could have an adverse effect on the Company causing disruption of operations, including, among other things, an inability to process transactions.

   In addressing the Year 2000 issue, the Company has completed an inventory of its information technology systems and assessed its Year 2000 readiness. The Company's systems include internally developed programs, third-party purchased programs and third-party custom developed programs. For programs which were identified as not being Year 2000 compliant, the Company has implemented a remediation plan which includes repairing or replacing the programs and testing for Year 2000 compliance. The remediation is complete for all critical applications and the Company believes that with modifications made to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. In addition, all non-compliant hardware components of the Company's information technology systems have been upgraded or replaced. The Company also identified its non-information technology systems affected by Year 2000 issues. The Company initiated remediation efforts in this area and expects to complete this phase during the fourth quarter of 1999.

   The Company's Year 2000 efforts have included assessing the potential impact on the Company of third parties' failure to remediate their own Year 2000 issues. These efforts have included: (1) identifying third parties which have significant business relationships with the Company and inquiring of such third parties regarding their Year 2000 readiness; (2) evaluating such third parties' responses to the Company's inquiries; and (3) conducting additional inquiries and evaluations with respect to third parties as determined to be necessary in each case, based on the nature of third party responses or their failure to respond and the significance of the business relationship. In addition, for certain critical applications, the Company participated in both industry-wide testing of interfaces with third parties and point-to-point testing of interfaces with major business partners. The Company has substantially completed initiatives (1) and (2). It is continuing to conduct the activities described in
(3) and anticipates that these activities will continue through the end of 1999. However, because the Company does not have control over these third parties, the Company cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to adequately address their Year 2000 issues.

   The Company has developed contingency plans to minimize the impact of potential Year 2000 problems on critical systems. The contingency planning process involved identifying reasonably likely business disruption scenarios that, if they were to occur, could create significant problems in critical functions of the Company. Alternative providers were then identified, year-end staffing plans were finalized, manual work arounds were developed, and prioritization processes for problem resolution were developed. Testing of the contingency plans will continue through the end of 1999.

   The complexity of the Year 2000 issue gives rise to numerous uncertainties and extensive preparation efforts cannot guarantee a total absence of Year 2000 problems. If necessary modifications and conversions are not made, or are not timely completed, or if the systems of the companies on which the Company's systems rely are not timely converted, or if contingency plans do not adequately correct disruptions that could occur, the Year 2000 issues could have a material impact on the operations of the Company.

   Prior to 1999, the external cost of the Year 2000 project was approximately $2.5 million, which was primarily related to consultants and replacement hardware and software. Such external costs for the first nine months of 1999 were approximately $1.3 million. The external costs to complete the project are currently expected to be an additional $1.3 million which are primarily related to testing of certain non-critical applications. The Company does not segregate payroll or other internal costs specifically devoted to its efforts to address Year 2000 issues. All of the costs of the Year 2000 project have been and will be funded through operating cash flows and have been and will be expensed as incurred. In the opinion of management, the cost of addressing the Year 2000 issue is not expected to have a material adverse effect on the Company's financial condition or its results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   There have been no material changes during the first nine months of 1999 in the Company's market risks or in the methods which the Company uses to manage such risks, which are described in the Company's 1998 Form 10-K.

                                     Part II

 Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

   12 Statement re Computation of Ratios
   27 Financial Data Schedule

(b)   Reports on Form 8-K

   There were no reports on Form 8-K filed  during the quarter ended
     September 30, 1999.

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


Date:   November 12, 1999

                                  Exhibit Index


Exhibit No.   Description                                              Page
-----------   -----------                                              ----

     12      Statement re Computation of Ratios
     27      Financial Data Schedule