Form 10-K
period 1999-12-31
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 2000-03-30
CIK 936372

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

/X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13654

                       LIBERTY FINANCIAL COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         ------------------------------

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

                                      None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 17, 2000 (based on the closing sale price of the Common Stock on the New York Stock Exchange on such date) was approximately
$278.6 million.

    There were 47,726,803 shares of the registrant's Common Stock, $.01 par value, and 324,759 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of March 17, 2000.
                         ------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1999 Annual Report to Stockholders are incorporated into Part II, Items 6, 7, 7A and 8, and Part IV, Item 14(a)1, of this
Form 10-K.

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 8, 2000 are incorporated into Part III, Items 10, 11, 12, and 13, of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       LIBERTY FINANCIAL COMPANIES, INC.
       ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1999
                               TABLE OF CONTENTS

PART I                                                                                  PAGE
------                                                                                --------
Item 1.                 Business                                                          1
                        Executive Officers of the Registrant                             19
Item 2.                 Properties                                                       20
Item 3.                 Legal Proceedings                                                20
Item 4.                 Submission of Matters to a Vote of Security Holders              21

PART II
      --------
Item 5.                 Market for Registrant's Common Equity and Related
                          Stockholder Matters                                            21
Item 6.                 Selected Financial Data                                          22
Item 7.                 Management's Discussion and Analysis of Financial Condition
                          and
                          Results of Operations                                          22
Item 7A.                Quantitative and Qualitative Disclosures About Market Risk       22
Item 8.                 Financial Statements and Supplementary Data                      22
Item 9.                 Changes in and Disagreements with Accountants on Accounting
                          and
                          Financial Disclosure                                           22

PART III
      --------
Item 10.                Directors and Executive Officers of the Registrant               22
Item 11.                Executive Compensation                                           22
Item 12.                Security Ownership of Certain Beneficial Owners and
                          Management                                                     23
Item 13.                Certain Relationships and Related Transactions                   23

PART IV
      --------
Item 14.                Exhibits, Financial Statement Schedules, and Reports on Form
                          8-K                                                            23

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Liberty Financial Companies, Inc. ("Liberty Financial" or the "Company") is an asset accumulation and management company. The Company has two core product lines--retirement-oriented insurance products and investment management products. Retirement-oriented insurance products consist substantially of annuities. Investment management products consist of mutual funds, private capital management and institutional asset management. The Company sells its products through multiple distribution channels, including brokerage firms, banks and other depository institutions, financial planners and insurance agents, as well as directly to investors. The Company's net operating income (i.e., net income excluding net realized investment gains and losses and extraordinary items, net of related income taxes) was $126.7 million in 1999, $122.6 million in 1998 and $112.4 million in 1997. The following table sets forth the Company's assets under management as of December 31, 1999, 1998 and 1997, respectively.

                                                                          ASSETS UNDER MANAGEMENT
                                                                   --------------------------------------
                                                                             AS OF DECEMBER 31,
                                                                   --------------------------------------
                                                                     1999           1998           1997
                                                                   --------       --------       --------
                                                                           (DOLLARS IN BILLIONS)
Retirement-oriented insurance products......................        $13.7          $13.1          $12.8
Mutual funds................................................         29.8           28.6           26.8
Private capital management..................................          9.1            7.9            6.6
Institutional asset management..............................         12.5           11.4            5.3
                                                                    -----          -----          -----
Total.......................................................        $65.1          $61.0          $51.5
                                                                    =====          =====          =====

    At March 17, 2000, approximately 70.68% of the combined voting power of Liberty Financial's voting stock was indirectly owned by Liberty Mutual Insurance Company ("Liberty Mutual").

    Liberty Financial's principal executive offices are located at 600 Atlantic Avenue, Boston, Massachusetts 02210-2214. Its telephone number is
(617) 722-6000.

    MULTIPLE ASSET ACCUMULATION PRODUCTS. The Company sells a full range of retirement-oriented insurance products, grouped by whether they provide fixed, indexed or variable returns to policyholders. Substantially all of these products currently are annuities that are written by the Company's wholly-owned subsidiary, Keyport Life Insurance Company ("Keyport"). Annuities are insurance products which provide a tax-deferred means of accumulating savings for retirement needs, as well as a tax-efficient source of income in the payout period. The Company's principal fixed annuity products are individual single premium deferred fixed annuities ("SPDAs"), which represented $7.6 billion of policyholder liabilities as of December 31, 1999. In addition to SPDAs, the Company also sells equity-indexed and variable annuities. Equity-indexed annuities are an innovative product first introduced to the marketplace by the Company when it began selling its KeyIndex-Registered Trademark- product in 1995. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion of the change in value of a specified equity index (in the case of the Company's equity-indexed products, the Standard & Poor's 500 Composite Stock Index ("S&P 500 Index")).(*) Under a variable annuity, the policyholder has the opportunity to select separate account investment options, consisting of underlying mutual funds, which pass the investment risk directly to the policyholder in return for the potential of higher returns. Variable annuities also include guaranteed fixed interest rate options.

------------------------

* "S&P," "S&P 500" and "Standard & Poor's 500" are registered trademarks of The McGraw-Hill Companies, Inc., and have been licensed for use by Keyport.

    The Company has seven operating units engaged in investment management:
Liberty Funds Group LLC ("LFG"), Colonial Management Associates, Inc., ("Colonial"), Stein Roe & Farnham Incorporated ("Stein Roe"), Newport Pacific Management, Inc. ("Newport"), Crabbe Huson Group, Inc. ("Crabbe Huson"), Progress Investment Management Company ("Progress") and Liberty Asset Management Company ("LAMCO"), each of which carries strong brand name recognition in the markets it serves. As of December 31, 1999, the Company sponsored 85 open-end mutual funds, as well as 10 closed-end funds. The open-end funds consist of 48 intermediary-distributed funds, 20 direct-marketed funds, and 17 other funds included among the investment options available under the Company's variable annuities. The closed-end funds consist of 8 fixed income funds and 2 equity funds. 65 of the Company's 85 open-end mutual funds are long-term funds (defined as open-end funds having at least a three-year performance record, excluding funds that invest solely in money market securities). 41 of those 65 funds (representing 74% of the total assets in those 65 funds as of December 31, 1999) were ranked by Lipper Analytical Services, Inc. ("Lipper") in the top two quartiles of their respective peer groups for the three-year period ended that date.

    MULTIPLE DISTRIBUTION CHANNELS. Liberty Financial sells its products through multiple distribution channels. The Company distributes its products through all the major third party intermediary channels, including national and regional brokerage firms, banks and other depository institutions, financial planners and insurance agents. To capitalize on the importance of banks and other depository institutions as intermediaries for its products, the Company also operates its own distribution unit, Independent Financial Marketing
Group, Inc. ("Independent") which sells annuities and mutual funds through such entities. Certain of the Company's products also are sold directly to investors, including its mutual funds sold without a sales load, private capital management and institutional asset management products. The Company believes that it is one of the few asset accumulators with a significant presence in both the intermediary and direct channels. Total product sales for 1999 were $13.4 billion (including $1.8 billion of reinvested dividends). During 1999, 56% of sales were made through intermediary distributors, with the balance made directly to the investor. Over 38,000 individual brokers and other intermediaries sold Liberty Financial products in 1999.

    BUSINESS STRATEGY. The Company's business strategy has four interrelated elements:

- DIVERSIFICATION. The Company believes that the diversification in its products and distribution channels allows it to accumulate assets in different market cycles, thereby providing more consistent growth potential and reducing earnings volatility. Within its two core product lines, the Company sells a range of products that serve individuals at different stages of their life and earnings cycle. This mix also is designed to include products that will be in demand under a variety of economic and market conditions. Similarly, the Company reaches customers through a variety of distribution channels. Diversification of distribution channels allows the Company to reach many segments of the marketplace and lessens its dependence on any one source of assets.

- INTEGRATION. Liberty Financial actively promotes integration of its operating units and believes that such efforts will enable it to accumulate additional assets by leveraging distribution capabilities and to reduce expenses by consolidating redundant back office functions. The Company has consolidated under Liberty Funds Group its mutual fund administration and transfer agency operations and has consolidated under Liberty Funds Distributor the distribution of the Company's intermediary distributed mutual funds and annuity insurance products, while retaining the distinctive styles and processes of its investment management subsidiaries. Stein Roe manages the majority of Keyport's general account assets and together with Colonial, Newport and LAMCO manages certain of the funds underlying Keyport's variable annuity products. Independent was the largest distributor of Keyport's annuities and the largest distributor of the Company's mutual funds in 1999.

- ACQUISITIONS. Where appropriate, the Company seeks acquisitions that provide additional assets, new or complementary investment management capabilities, distribution capabilities or other integration or diversification opportunities in its core product areas. Acquisitions are an integral part of Liberty Financial's business strategy. Stein Roe (acquired in 1986), Keyport (acquired in 1988), LFG (acquired in 1995), Newport (acquired in 1995), Crabbe Huson (acquired in 1998), Progress (acquired in 1998) and major components of the Company's bank distribution unit (including Independent, acquired in 1996) all joined Liberty Financial by acquisition. The Company is constantly evaluating acquisition opportunities. As of the date of this Report, the Company has not entered into any definitive agreement for a material acquisition.

- INNOVATION. Liberty Financial believes that product and distribution innovations are essential in order to grow its asset base and meet the ever changing financial needs of its customers. The Company believes that it has an impressive track record in such innovations. For example, the Stein Roe Young Investor-TM- Fund was the first mutual fund to be coupled with an educational program to teach young people about investing, while offering parents an excellent device to save for educational and other family needs. The Company also introduced the first equity-indexed annuity product to the marketplace, was an early adopter of internet technology to support its business, and recently began to sell annuities over the internet.

    The Company's business strategy is based on its belief that its products have attractive growth prospects due to important demographic and economic trends. These trends include the need for the aging baby boom generation to both increase savings and investment and plan for retirement income, lower public confidence in the adequacy of government and employer-provided retirement benefits, longer life expectancies, and rising health care costs. The Company believes that its product mix and distribution strength are well suited to exploit these demographic and economic trends and will help the Company maintain and enhance its position as a leading asset accumulation and management company.

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

    EQUITY-INDEXED ANNUITIES. Equity-indexed annuities are an innovative product first introduced to the marketplace in 1995 by the Company when it began selling its KeyIndex product. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 100%) of the change in value of a specified equity index. KeyIndex is currently offered for one, five and seven-year terms with interest earnings based on a percentage of the increase in the S&P 500 Index. With the five and seven-year terms, the interest earnings are based on the highest policy anniversary date value of the S&P 500 Index during the term. KeyIndex also provides a guarantee of principal at the end of the term. Thus, unlike a direct equity investment, even if the S&P 500 Index declines there is no market risk to the policyholder's principal. In late 1996, the Company introduced a market value adjusted ("MVA") annuity product, KeySelect, which offers a choice between an equity-indexed account similar to KeyIndex and a fixed annuity-type interest account. KeySelect offers terms for each equity-indexed account of one, three, five, six and seven years, as well as a ten-year term for the fixed interest account. KeySelect shifts some investment risk to the policyholder, since surrender of the policy before the end of the policy term will result in increased or decreased account values based on the change in rates of designated U.S. Treasury securities since the beginning of the term. The Company is continuing to develop new versions of its equity-indexed annuities, including versions registered under the Securities Act of 1933 (the "Securities Act") which are designed to be sold through major national brokerage firms.

    VARIABLE ANNUITIES. Variable annuities offer a selection of underlying investment alternatives which may satisfy a variety of policyholder risk/return objectives. Under a variable annuity, the policyholder has the opportunity to select separate account investment options (consisting of underlying mutual funds) which pass the investment risk directly to the policyholder in return for the potential of higher returns. Variable annuities also include guaranteed fixed interest options. Keyport has several different variable annuity products that currently offer from 18 to 24 separate account investment choices, depending on the product, and four guaranteed fixed-interest options.

    INSTITUTIONAL ANNUITIES. Institutional annuity products are principally single premium deposits made by financial institutions that provide fixed or variable returns over a specified period.

    While the Company currently does not offer traditional life insurance products, it manages a closed block of single premium whole life insurance policies ("SPWLs"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWLs in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.9 billion as of December 31, 1999.

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

                                                                AS OF OR FOR THE YEAR ENDED
                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   --------
                                                                   (DOLLARS IN MILLIONS,
                                                                    EXCEPT POLICY DATA)
POLICY AND SEPARATE ACCOUNT LIABILITIES:
Fixed annuities.............................................  $  7,197    $  7,834    $ 8,417
Equity Indexed annuities....................................     2,503       2,125      1,527
Variable annuities..........................................     2,666       1,744      1,277
Institutional annuities.....................................       950         412         --
Life insurance..............................................     2,095       2,112      2,129
                                                              --------    --------    -------
Total.......................................................  $ 15,411    $ 14,227    $13,350
                                                              ========    ========    =======
NUMBER OF IN FORCE POLICIES:
Fixed annuities.............................................   182,858     205,508    222,903
Equity Indexed annuities....................................    49,691      46,484     39,224
Variable annuities..........................................    43,677      37,049     27,429
Institutional annuities.....................................         6           2         --
Life insurance..............................................    21,640      23,097     24,921
                                                              --------    --------    -------
Total.......................................................   297,872     312,140    314,477
                                                              ========    ========    =======
AVERAGE IN FORCE POLICY AMOUNT:
Fixed annuities.............................................  $ 39,356    $ 38,122    $37,710
Equity Indexed annuities....................................  $ 50,372    $ 45,720    $38,943
Variable annuities..........................................  $ 61,048    $ 47,070    $46,542
Institutional annuities.....................................  $158,342    $205,977         --
Life insurance..............................................  $ 96,789    $ 91,435    $83,709

                                                               AS OF OR FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                               (DOLLARS IN MILLIONS, EXCEPT
                                                                       POLICY DATA)
PREMIUMS (STATUTORY BASIS):
Fixed annuities.............................................   $  462     $  306     $  426
Equity Indexed annuities....................................      170        278        524
Variable annuities..........................................      866        508        173
Institutional annuities.....................................      500        400         --
Life insurance (net of reinsurance).........................       (2)        (1)        (1)
                                                               ------     ------     ------
Total.......................................................   $1,996     $1,491     $1,122
                                                               ======     ======     ======
NEW CONTRACTS AND POLICIES:
Fixed annuities.............................................   17,301     10,448     13,744
Equity Indexed annuities....................................    6,395      9,249     16,076
Variable annuities..........................................   14,886     12,238      4,333
Institutional annuities.....................................        4          2         --
                                                               ------     ------     ------
Total.......................................................   38,586     31,937     34,153
                                                               ======     ======     ======
AGGREGATE AMOUNT SUBJECT TO SURRENDER CHARGES:
Fixed annuities.............................................   $5,708     $6,643     $6,982
Equity Indexed annuities....................................   $2,482     $2,125     $1,527
WITHDRAWALS AND TERMINATIONS (STATUTORY BASIS):
Fixed Annuities:
Death.......................................................   $   28     $   29     $   60
Maturity....................................................   $  141     $  118     $  110
Surrender...................................................   $1,220     $1,135     $  947
Indexed Annuities:
Death.......................................................   $   11     $   11     $    4
Maturity....................................................       --         --         --
Surrender...................................................   $   28     $   19     $   10
Variable Annuities:
Death.......................................................   $   17     $    7     $    4
Maturity....................................................   $  223     $   87     $   28
Surrender...................................................   $  199     $  125     $   97
Life Insurance:
Death.......................................................   $   76     $   63     $   66
Surrender...................................................   $   74     $   77     $   96
SURRENDER RATES:
Fixed annuities.............................................    15.39%     13.63%     11.11%
Equity Indexed annuities....................................     1.22%      1.05%      0.86%
Variable annuities..........................................     8.04%      8.26%      8.18%
Life insurance..............................................     3.53%      3.65%      4.51%

    SALES AND ASSET RETENTION

    Product sales are influenced primarily by overall market conditions affecting the attractiveness of the Company's retirement-oriented insurance products, and by product features including interest crediting and participation rates, and innovations and services that distinguish the Company's products from those of its competitors.

    The Company's mix of annuity products is designed to include products in demand under a variety of economic and market conditions. Sales of SPDAs, variable annuities and equity-indexed annuities tend to be sensitive to prevailing interest rates. Sales of SPDAs can be expected to increase and surrenders to decrease in interest rate environments when SPDA rates are higher than rates offered by competing conservative fixed return investments, such as bank certificates of deposit. SPDA sales can be expected to decline and surrenders to increase in interest rate environments when this differential in rates is not present. SPDA sales also can be adversely affected by low interest rates. Conversely, sales of variable annuities can be expected to increase and surrenders of such products to decrease in a rising equity market, low interest rate environment. While sales of equity-indexed annuities can be expected to increase and surrenders to decrease in a rising equity market and low interest rate environment, sales of these products can be affected by the participation rate credited by the Company which may be reduced in a rising but relatively volatile equity market (as was the case during 1999 and at the date of filing of this Report).

    The Company's insurance products include important features designed to promote both sales and asset retention, including crediting rates and surrender charges. Initial interest crediting and participation rates on fixed and indexed products significantly influence the sale of new policies. Resetting of rates on SPDAs impacts retention of SPDA assets, particularly on policies where surrender penalties have expired. At December 31, 1999, crediting rates on 91.0% of the Company's in force SPDA policy liabilities were subject to reset during the succeeding 12 months. In setting crediting and participation rates, the Company takes into account yield characteristics on its investment portfolio, surrender rate assumptions and competitive industry pricing. Interest crediting rates on the Company's in force SPDAs ranged from 3.65% to 7.75% at December 31, 1999. Such policies had guaranteed minimum rates ranging from 3.0% to 4.5% as of such date. Initial interest crediting rates on new policies issued in 1999 ranged from 4.0% to 7.3%. Guaranteed minimum rates on new policies issued during 1999 ranged from 3.0% to 4.5%.

    Substantially all of the Company's annuity insurance products permit the policyholder at anytime to withdraw all or any part of the accumulated policy value. Premature termination of a policy results in the loss by the Company of anticipated future earnings related to the premium deposit and the accelerated recognition of the expenses related to policy acquisition (principally commissions), which otherwise are deferred and amortized over the life of the policy. Surrender charges provide a measure of protection against premature withdrawal of policy values. Substantially all of the Company's insurance products currently are issued with surrender charges or similar penalties. Such surrender charges for all policies, except KeyIndex, typically start at 7% of the policy premium and then decline to zero over a five- to seven-year period. KeyIndex imposes a penalty on surrender of up to 10% of the premium deposit for the life of the policy. At December 31, 1999, 76% of the Company's fixed annuity policyholder balances remained in the surrender charge period. Surrender charges generally do not apply to withdrawals by policyholders of, depending on the policy, either up to 10% per year of the then accumulated value or the accumulated returns. In addition, certain policies may provide for charge-free withdrawals in certain circumstances and at certain times. All policies except for certain variable annuities also are subject to "free look" risk (the legal right of the policyholder to cancel the policy and receive back the initial premium deposit, without interest, for a period ranging from ten days to one year, depending upon the policy). To the extent a policyholder exercises the "free look" option, the Company may realize a loss as a result of any investment losses on the underlying assets during the free look period, as well as the commissions paid on the sale of the policy. While SPWLs also permit withdrawal, the withdrawal generally would produce significant adverse tax consequences to the policyholder.

    Keyport's financial ratings are important to its ability to accumulate and retain assets. Keyport is rated "A" (excellent) by A.M. Best, "AA-" (strong) by S&P, "A2" (good) by Moody's and AA- (very high claims paying ability) by Duff & Phelps. Rating agencies periodically review the ratings they issue. S&P reduced Keyport's rating from "AA" to "AA-" in December 1999. In January 1999, A.M. Best reduced

Keyport's rating from "A+" to "A". These ratings reflect the opinion of the rating agency as to the relative financial strength of Keyport and Keyport's ability to meet its contractual obligations to its policyholders. Such ratings are not "market" ratings or recommendations to use or invest in Keyport or Liberty Financial and should not be relied upon when making a decision to invest in the Company. Many financial institutions and broker-dealers focus on the claims-paying ability rating of an insurer in determining whether to market the insurer's annuities. If any of Keyport's ratings were downgraded from their current levels or if the ratings of Keyport's competitors improved and Keyport's did not, sales of Keyport's products, the level of surrenders on existing policies and the Company's relationships with distributors could be materially adversely affected. No assurance can be given that Keyport will be able to maintain its financial ratings.

    Customer service also is essential to asset accumulation and retention. The Company believes Keyport has a reputation for excellent service to its distributors and its policyholders. Keyport has developed advanced technology systems for immediate response to customer inquiries, and rapid processing of policy issuances and commission payments (often at the point of sale). These systems also play an important role in controlling costs. Keyport's annualized operating expenses for 1999 were 0.40% of assets, which reflects Keyport's low cost operations.

    GENERAL ACCOUNT INVESTMENTS

    Premium deposits on fixed and indexed annuities are credited to the Company's general account investments (which at December 31, 1999 totaled
$13.1 billion) and to certain separate account investments (which at December 31, 1999 totaled $0.6 billion). Total general account investments include cash and cash equivalents. To maintain its investment spreads at acceptable levels, the Company must earn returns on its general account sufficiently in excess of the fixed or indexed returns credited to policyholders. The key element of this investment process is asset/liability management. Successful asset/liability management requires both a quantitative assessment of overall policy liabilities (including maturities, surrenders and crediting of interest) and prudent investment of general account assets. The two most important tools in managing policy liabilities are setting crediting rates and establishing surrender periods. The investment process requires portfolio techniques that earn acceptable yields while effectively managing both interest rate risk and credit risk. The Company emphasizes a conservative approach to asset/liability management, which is oriented toward reducing downside risk in adverse markets, as opposed to maximizing spread in favorable markets. The approach is also designed to reduce earnings volatility. Various factors can impact the Company's investment spread, including changes in interest rates and other factors affecting the Company's general account investments.

    The bulk of the Company's general account and certain separate account investments are invested in fixed maturity securities (81.0% at December 31, 1999). The Company's principal strategy for managing interest rate risk is to closely match the duration of its general account investment portfolio and its policyholder balances. The Company also employs hedging strategies to manage this risk, including interest rate swaps and caps. In the case of equity-indexed products, the Company purchases S&P 500 Index call options, futures and certain total return swaps to hedge its obligations to provide returns based upon this index. Credit risk is managed by careful credit analysis and monitoring. A portion of general account and certain separate account investments (8.9% at December 31, 1999) is invested in below investment grade fixed maturity securities to enhance overall portfolio yield. Below investment grade securities pose greater risks than investment grade securities. The Company actively manages its below investment grade portfolio in an effort to optimize its risk/return profile. At December 31, 1999, the carrying value of fixed maturity investments that were non-income producing was $22.6 million, which constituted 0.2% of the Company's general account investments. For a more detailed description of the management of the Company's general account investments see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk" beginning at page 33 of the Company's 1999 Annual Report To Shareholders (the "1999 Annual Report").

    As of December 31, 1999, the Company owned approximately $3.4 billion of mortgage-backed securities (24.8% of its general account and certain separate account investments), 96.7% of which were investment grade. Mortgage-backed securities are subject to prepayment and extension risks, since the underlying mortgages may be repaid more or less rapidly than scheduled.

    As of December 31, 1999, approximately $3.4 billion (24.8% of the Company's general account and certain separate account investments) were invested in securities which were sold without registration under the Securities Act and were not freely tradeable under the Securities Act or which were otherwise illiquid. These securities may be resold pursuant to an exemption from registration under the Securities Act. If the Company sought to sell such securities, it might be unable to do so at the then current carrying values and might have to dispose of such securities over extended periods of time at uncertain levels.

    Stein Roe manages the majority ($6.9 billion at December 31, 1999) of the Company's general account investments. In addition, several unaffiliated parties manage portions of its general account investments in order to obtain diversification of investment styles and asset classes.

    The Company's general account investments, all of which pertain to the Company's annuity insurance operations, were comprised of the following as of the dates indicated (in millions):

                                                                      DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
Fixed maturities..........................................  $10,516.1   $11,277.2   $11,246.5
Policy loans..............................................      599.5       578.9       554.7
Other invested assets.....................................      894.5       717.6       501.5
Equity securities.........................................       37.9        24.6        40.8
                                                            ---------   ---------   ---------
  Investments.............................................   12,048.0    12,598.3    12,343.5
Cash and cash equivalents.................................    1,075.9       719.6     1,162.4
                                                            ---------   ---------   ---------
General account investments...............................  $13,123.9   $13,317.9   $13,505.9
                                                            =========   =========   =========

INVESTMENT MANAGEMENT

    Liberty Financial has three types of investment management product lines: mutual funds, private capital management, and institutional asset management. The Company has seven separate operating units engaged in investment management:
LFG, Colonial, Stein Roe, Newport, Crabbe Huson, Progress and LAMCO. The Company's primary financial objectives with respect to its investment management businesses are to increase assets under management in each of its three core product lines, and to improve operating margins through increasing scale and cost savings produced by integration.

    PRODUCTS AND SERVICES

    MUTUAL FUNDS. As of December 31, 1999 the Company sponsored 85 open-end mutual funds, as well as 10 closed-end funds. The open-end funds include 48 intermediary-distributed mutual funds, 20 direct-marketed funds, and 17 other funds included among the investment options available under the Company's variable annuities. The closed-end funds include 8 fixed income funds and 2 equity funds. At December 31, 1999, total mutual fund assets were $29.8 billion. At December 31, 1999, 56.1% of these assets were invested in equity funds, 25.3% in taxable fixed income funds and 18.6% in tax-exempt fixed income funds. The Company seeks to increase equity mutual fund assets, which generally carry higher fees than funds that invest in fixed income securities.

    PRIVATE CAPITAL MANAGEMENT.  At December 31, 1999, the Company managed
$9.1 billion in investment portfolios for high net worth individuals and families and smaller institutional investors, all of which are managed by Stein Roe.

    INSTITUTIONAL ASSET MANAGEMENT. At December 31, 1999, the Company managed $12.5 billion of investment portfolios for institutional investors such as insurance companies, public and private retirement funds, endowments, foundations and other institutions. These assets are managed by Stein Roe, LFG, Crabbe Huson, Newport and Progress. In addition, Stein Roe manages the majority of Keyport's general account assets supporting Keyport's insurance products. See "--Retirement-Oriented Insurance Products--General Account Investments."

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

    The following tables present certain information regarding the Company's assets under management for each year in the three-year period ended
December 31, 1999. Such information includes Keyport's assets (including its general account investments managed by Stein Roe, as well as loans to policyholders and Keyport's general account investments managed by unaffiliated investment managers). In addition, certain information is provided separately for mutual fund assets.

                                                                    AS OF DECEMBER 31,
                                                              ------------------------------
               TOTAL ASSETS UNDER MANAGEMENT                    1999       1998       1997
------------------------------------------------------------  --------   --------   --------
                                                                  (DOLLARS IN BILLIONS)
Mutual funds:
  Intermediary-distributed..................................   $18.3      $17.9      $16.1
  Direct-marketed...........................................     6.7        6.8        7.2
  Closed-end................................................     2.7        2.4        2.2
  Variable annuity..........................................     2.1        1.5        1.3
                                                               -----      -----      -----
    Total mutual funds......................................    29.8       28.6       26.8
Private capital management..................................     9.1        7.9        6.6
Institutional asset management..............................    12.5       11.4        5.3
Retirement-oriented insurance products......................    13.7       13.1       12.8
                                                               -----      -----      -----
        Total...............................................   $65.1      $61.0      $51.5
                                                               =====      =====      =====

                                                                    AS OF DECEMBER 31,
                                                              ------------------------------
      TOTAL ASSETS UNDER MANAGEMENT BY ASSET CLASS (1)          1999       1998       1997
------------------------------------------------------------  --------   --------   --------
                                                                  (DOLLARS IN BILLIONS)
Fee-based assets:
  Equity....................................................   $29.1      $26.0      $18.2
  Fixed-income..............................................    22.3       21.9       20.5
                                                               -----      -----      -----
    Total fee-based assets..................................    51.4       47.9       38.7
Retirement-oriented insurance products......................    13.7       13.1       12.8
                                                               -----      -----      -----
        Total...............................................   $65.1      $61.0      $51.5
                                                               =====      =====      =====

------------------------

(1) Balanced funds are classified as equity funds; all categories include cash and other short-term investments in applicable portfolios.

                                                                    AS OF DECEMBER 31,
                                                              ------------------------------
TOTAL MUTUAL FUND ASSETS UNDER MANAGEMENT BY ASSET CLASS (1)    1999       1998       1997
------------------------------------------------------------  --------   --------   --------
                                                                  (DOLLARS IN BILLIONS)
Equity funds................................................   $16.7      $15.0      $13.3
Fixed-income funds:
  Taxable...................................................     7.5        7.3        7.0
  Tax-exempt................................................     5.6        6.3        6.5
                                                               -----      -----      -----
        Total...............................................   $29.8      $28.6      $26.8
                                                               =====      =====      =====

------------------------

(1) Balanced funds are classified as equity funds; all categories include cash and other short-term investments in applicable portfolios.

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
     TOTAL ASSETS UNDER MANAGEMENT--ASSET FLOW SUMMARY          1999       1998       1997
------------------------------------------------------------  --------   --------   --------
                                                                  (DOLLARS IN BILLIONS)
Assets under management--beginning..........................   $61.0      $51.5      $48.0
Sales and reinvestments.....................................    13.4        9.6        7.5
Redemptions and withdrawals.................................   (12.2)      (8.2)      (7.8)
Asset acquisitions..........................................      --        5.4         --
Net insurance cash flows....................................     0.5        0.6        0.7
Market appreciation.........................................     2.4        2.1        3.1
                                                               -----      -----      -----
Assets under management--ending.............................   $65.1      $61.0      $51.5
                                                               =====      =====      =====

    SALES AND ASSET RETENTION

    The Company believes that the most important factors in accumulating and retaining investment management assets are investment performance, customer service and brand name recognition. Strong investment performance is crucial to asset accumulation and retention, regardless of the product or distribution channel. Performance is particularly important for mutual funds, whether intermediary-distributed or direct-marketed. Sixty-five of the Company's 85 open-end mutual funds were long-term funds as of December 31, 1999 (defined as open-end funds having at least a three-year performance record, excluding funds that invest solely in money market securities). Forty-one of those 65 funds (representing 74% of the total assets in those 65 funds as of December 31, 1999) were ranked by Lipper in the top two quartiles of their respective peer groups for the three-year period ended that date. The Company believes that over time, more sophisticated tools, such as those employed by consultants to institutional investors, will become available to consumers for analyzing mutual fund performance and risk. The Company's investment performance must remain competitive for the Company to continue to grow investment management product sales and assets.

    The Company believes that, in light of the proliferation of mutual funds and investment managers, strong brand name recognition in relevant distribution channels is essential to asset accumulation and retention, particularly with respect to mutual funds. The Company believes that the Colonial name carries strong brand name recognition among brokers and other intermediaries selling mutual funds, and that the Stein Roe name carries similar recognition in the direct sales channel. Similarly, the Company believes that Stein Roe has a franchise presence in the private capital management market and that Newport is a recognized leader in investments in the Asian markets. The Company believes that Crabbe Huson is a leader in its specialty area of contrarian value investing and that Progress and LAMCO have strong reputations in the selection and management of multiple investment managers.

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

DISTRIBUTION

    Liberty Financial sells its products through multiple distribution channels. Total product sales during 1999 were $13.4 billion (including $1.8 billion of reinvested dividends and similar reinvested returns). During 1999, 56% of these sales were made through intermediary distributors, with the balance made directly to the investor. Over 38,000 individual brokers and other intermediaries sold Liberty Financial products in 1999.

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

    The Company was a pioneer in selling through banks, both in terms of helping banks develop marketing programs and in establishing wholesaling relationships with banks. Liberty Financial operates a sales unit, Independent, that sells mutual funds and annuities through banks. The Company acquired Independent in March, 1996. Since the acquisition, the Company has consolidated its prior bank sales unit, the Liberty Financial Bank Group, with Independent. These businesses design and implement programs that sell annuities and mutual funds through their client banks, license and train sales personnel, and provide related financial services and administrative support. Program structures and the degree of the Company's involvement vary widely depending upon the particular needs of each bank. Products sold include the Company's proprietary products, as well as non-proprietary products (including in some cases the bank's proprietary mutual funds). At December 31, 1999, Independent had 55 bank relationships involving over 575 registered salespersons and over 2,100 licensed bank branch employees.

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

    So-called "mutual fund supermarkets," such as Charles Schwab & Co., Inc.'s OneSource-TM-, have become an important source of customers for direct-marketed mutual funds. To access these marketplaces, the Company pays the supermarket sponsor a fee based upon a percentage of mutual fund assets held by supermarket customers in return for certain services provided by the supermarket sponsor, such as omnibus shareholder accounting. Financial planners and similar unaffiliated advisors sometimes serve as sources of referrals for private capital management clients, in some cases in return for referral fees or other compensation.

INDUSTRY SEGMENT INFORMATION

    Liberty Financial conducts its business in two industry segments: annuity insurance and asset management. Annuity insurance operations relate primarily to the Company's fixed, indexed and variable annuities and its closed-block of SPWLs. Asset management operations relate to its mutual funds, private capital management and institutional asset management products. For information on these reportable segments, see Note 12 of Notes to the Consolidated Financial Statements of the Company contained in the 1999 Annual Report.

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

    ANNUITY INSURANCE

    The Company's retirement-oriented insurance products generally are issued to individuals. The policy is a contract between the issuing insurance company and the policyholder. Policy forms, including all principal contract terms, are regulated by state law. In most cases, the policy form must be approved by the insurance department or similar agency of a state in order for the policy to be sold in that state.

    Keyport issues most of the Company's retirement-oriented insurance products. Independence Life & Annuity Company ("Independence Life") and Keyport Benefit Life Insurance Company ("Keyport Benefit"), Keyport subsidiaries, also issue certain policies. Keyport and Independence Life are each chartered in the state of Rhode Island, and the Rhode Island Insurance Department is their primary oversight regulator. Keyport Benefit is chartered in the state of New York, and the New York Department of Insurance is its primary oversight regulator. Keyport Benefit, acquired by Keyport in January, 1998, operates exclusively in New York and Rhode Island. Keyport and Independence Life also must be licensed by the state insurance regulators in each other jurisdiction in which they conduct business. They currently are licensed to conduct business in 49 states (the exception being New York) and in the District of Columbia and the Virgin Islands. State insurance laws generally provide regulators with broad powers related to issuing licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval, and other related matters. The regulators also make periodic examinations of individual companies and review annual and other reports on the financial condition of all companies operating within their respective jurisdictions. The Rhode Island Insurance Department has commenced a periodic examination of Keyport for the period ended December 31, 1988. The Rhode Island Insurance Department has not communicated the results of their examination as of the date of this Report.

    Keyport and Independence Life prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Rhode Island Insurance Department. Keyport Benefit prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the New York Department of Insurance. Certain statutory accounting practices are prescribed by state law. Permitted statutory accounting practices encompass all accounting practices that are not proscribed; such practices may differ between the states and companies within a state. The National Association of Insurance Commissioners (the "NAIC") is currently in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of prescribed statutory accounting practices. That project, which is expected to be completed in 2000, may result in changes to the accounting practices that Keyport uses to prepare its statutory-basis financial statements. The impact of any such changes on Keyport's statutory surplus cannot be determined at this time. No assurance can be given that such changes would not have a material adverse effect on the Company.

    RISK-BASED CAPITAL REQUIREMENTS. In recent years, various states have adopted new quantitative standards promulgated by the NAIC. These standards are designed to reduce the risk of insurance company insolvencies in part by providing an early warning of financial or other difficulties. These standards include the NAIC's risk-based capital ("RBC") requirements. RBC requirements attempt to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The requirements provide for four different levels of regulatory attention which implement increasing levels of regulatory control (ranging from development of an action plan to mandatory receivership). As of December 31, 1999, Keyport's capital and surplus exceeded the level at which the least severe of these regulatory attention levels would be triggered.

    GUARANTY FUND ASSESSMENTS. Under the insurance guaranty fund laws existing in each state, insurers can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. Because assessments typically are not made for several years after an insurer fails, Keyport cannot accurately determine the precise amount or timing of its exposure to known insurance company insolvencies at this time. For certain information regarding Keyport's historical and estimated future assessments in respect of insurance guaranty funds, see Note 16 to the Notes to the Consolidated Financial Statements contained in the 1999 Annual Report. The insolvency of large life insurance companies in future years could result in material assessments to Keyport by state guaranty funds. No assurance can be given that such assessments would not have a material adverse effect on the Company.

    INSURANCE HOLDING COMPANY REGULATION. Current Rhode Island insurance law imposes prior approval requirements for certain transactions with affiliates and generally regulates dividend payments by a Rhode Island-chartered insurance subsidiary to its parent company. Keyport may not make distributions or dividend payments to Liberty Financial which, together with distributions and dividends paid during the preceding 12 months, exceed the lesser of (i) 10% of its statutory surplus as of the preceding December 31 or (ii) its statutory net gain from operations for the preceding fiscal year, without prior approval by the Rhode Island Commissioner of Insurance. As of December 31, 1999, such restriction would limit dividends without such approval to $57.8 million. Keyport paid $30.0 million in dividends during 1999. In addition, no person or group may acquire, directly or indirectly, 10% or more of the voting stock or voting power of Liberty Financial unless such person has provided certain required information to the Rhode Island Department of Business Regulation and such acquisition is approved by the Department.

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

    On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 was signed into law. The major provisions of this new law took effect on March 12, 2000. While the Gramm-Leach-Bliley Act eliminates legal barriers to affiliates among banks, insurance companies and other financial services companies and therefor effectively repeals the Glass-Steagall Act of 1933 (which restricted banks from engaging in securities-related businesses), the effect on the Company and its competitors is uncertain.

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

    The Company's subsidiaries directly engaged in asset management (including LFG, Colonial, Stein Roe, Newport, Crabbe Huson, Progress and LAMCO) are registered with the Securities and Exchange Commission (the "SEC") as investment advisers under the Advisers Act. They also are subject to the

Investment Company Act insofar as it relates to investment advisers to registered investment companies. These securities laws and the related regulations of the SEC require reporting, maintenance of books and records in prescribed forms, mandatory custodial arrangements, approval of employees and representatives and other compliance procedures. Possible sanctions in the event of noncompliance include the suspension of individual employees, limitations on the firm's engaging in business for specified periods of time, revocation of the firm's registrations, censures and fines.

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

EMPLOYEES

    As of December 31, 1999, the Company had 2,038 full-time employees summarized by activity as follows: 420 in annuity insurance operations; 1,197 in asset management activities; 371 in marketing and distribution operations; and 50 in general corporate. The Company provides its employees with a broad range of employee benefit programs. The Company believes that its relations with its employees are excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the names, ages at March 31, 2000, and principal occupations for the last five years of each executive officer of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

                      Executive Officers of the Registrant

        NAME                           AGE                                      POSITION
        ----                         --------                                   --------
Gary L. Countryman                         60                Chairman, President and Chief Executive
                                                               Officer
John V. Carberry                           52                Senior Vice President
Lindsay Cook                               48                Executive Vice President
Frank A. Faggiano                          60                Senior Vice President, Human Resources
Stephen E. Gibson                          46                President, Liberty Funds Group
J. Andrew Hilbert                          41                Senior Vice President, Chief Financial Officer
                                                               and Treasurer
C. Allen Merritt, Jr.                      59                Chief Operating Officer
Porter P. Morgan                           59                Senior Vice President, Marketing
Philip Polkinghorn                         42                President, Keyport Life Insurance Company

    Mr. Countryman has been Chairman (since 1991) and Chief Executive Officer (from 1986 until April 1998) of Liberty Mutual and Liberty Mutual Fire Insurance Company (an affiliate of Liberty Mutual). He currently serves as a director of the Company, Liberty Mutual and certain of its affiliates, FleetBoston Financial Corporation, NSTAR and Harcourt General, Inc. Mr. Countryman became President and Chief Executive Officer of the Company on January 13, 2000.

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

    Mr. Faggiano became Senior Vice President, Human Resources in August, 1997. Prior to that time he was Vice President, Human Resources.

    Mr. Gibson became President of Liberty Funds Group, a subsidiary of Liberty Financial, in January, 1997. He was Executive Vice President of Liberty Funds Group from July, 1996 to January, 1997. Prior to that, he was Managing Director of Marketing at Putnam Investments from 1995 to July, 1996, and prior thereto was Executive Vice President of Putnam Mutual Funds.

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

    Mr. Morgan has been Senior Vice President, Marketing of Liberty Financial since 1991.

    Mr. Polkinghorn became President of Keyport Life Insurance Company in May, 1999. From December, 1996 to April, 1999 he was Senior Vice President and Chief Marketing Officer of American General Life Insurance Company. From March to December, 1996 he was Vice President Products of First Colony Life Insurance Company, and prior to that time he was Chief Marketing Officer of Allmerica Insurance Company.

    Mr. John A. Benning, age 65, retired as Senior Vice President and General Counsel of the Company on December 31, 1999, having served in that role since October, 1989. Mr. Benning is currently employed by Liberty Mutual, and is serving as Acting General Counsel of the Company.

ITEM 2. PROPERTIES

    As of December 31, 1999, the Company leased its various office facilities. The Company's principal leasing arrangements can be summarized as follows: The Company's principal executive offices occupy approximately 30,300 square feet in a single facility in downtown Boston under a lease which expires in 2002. Keyport leases approximately 96,500 square feet in two buildings in downtown Boston under leases which expire in 2008, approximately 19,800 square feet in a single facility in Lincoln, Rhode Island under a lease which expires in 2007, and 13,300 square feet in a single facility in Lake Mary, Florida under a lease which expires in 2004. LFG leases approximately 219,000 square feet in two buildings in downtown Boston under leases which expire in 2006 and approximately 31,200 square feet in Aurora, Colorado under a lease which expires in 2000. Stein Roe leases 141,300 square feet in downtown Chicago under a lease which expires in 2009. Newport leases approximately 10,400 square feet in downtown San Francisco under a lease which expires in 2004. Crabbe Huson leases approximately 17,700 square feet in downtown Portland, Oregon under a lease which expires in 2003. Progress leases approximately 9,000 square feet in downtown San Francisco under a lease which expires in 2005. Independent leases approximately 29,500 square feet in Purchase, New York under a lease which expires in 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "L". The Company's Common Stock is also listed on the Boston Stock Exchange. On December 31, 1999, the closing price of the Company's Common Stock on the NYSE was $22 15/16 per share. As of March 17, 2000 there were approximately 225 shareholders of record. In addition, the Company estimates that there are approximately 4,000 beneficial shareholders whose shares are held in street name. The high and low sales prices for each quarter during 1999 and 1998, as traded on the NYSE Composite Tape, were as follows:

                                                    1999
               QUARTER                    HIGH                LOW
--------------------------------------------------------------------
January-March                             $28                 $21 3/16
April-June                                 29 11/16            20 1/8
July-September                             29                  20 15/16
October-December                           26 11/16            20 7/16

                                                    1998
               QUARTER                    HIGH                LOW
--------------------------------------------------------------------
January-March                             $39 3/4             $33
April-June                                 40 5/8              32 3/4
July-September                             38 9/16             25 3/4
October-December                           30 5/8              20 1/8

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

    For a further discussion of the Company's ability to pay dividends in cash on its Common Stock, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity" in the 1999 Annual Report.

    SALES OF UNREGISTERED SECURITIES

    Liberty Financial issued shares of its Common Stock since the beginning of 1999 without registration under the Securities Act of 1933 (the "Securities Act") in the transaction described below:

    On January 30, 2000, the Company reserved 66,051 shares of Common Stock for issuance to the former shareholders of IFMG, pursuant to the February 1996 Merger Agreement pursuant to which the Company acquired the business of IFMG. The IFMG shareholders made customary investment representations to the Company, and the issuance of these shares will be exempt from registration pursuant to
Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

    Selected Consolidated Financial Data, which appears on page 27 in the 1999 Annual Report, are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations, which appears beginning on page 28 in the 1999 Annual Report, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Quantitative and Qualitative Disclosure About Market Risk is included in Management's Discussion and Analysis of Financial Condition and Results of Operations beginning at page 33 of the 1999 Annual Report, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements which appear beginning on page 40 in the 1999 Annual Report, and the report thereon of Ernst & Young LLP as of and for the year ended December 31, 1999, which appears on page 63 in the 1999 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the executive officers of the Company appears under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K on page 19.

    Information relating to the directors of the Company is incorporated herein by reference from Liberty Financial's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 8, 2000 (the "Proxy Statement") under the caption "Election of Directors."

    In addition, the information appearing in the Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial
Owners--Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to executive compensation is incorporated herein by reference from the Proxy Statement under the following captions: "Compensation of Executive Officers" (excluding, however, the portions thereof under the subcaptions "Compensation Committee Report on Executive Compensation" and "Stockholder Return Comparisons") and "Election of Directors--1999 Meetings and Standard Fee Arrangements."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. FINANCIAL STATEMENTS

    The following Consolidated Financial Statements of the Company, which appear beginning on page 40 of the 1999 Annual Report, are incorporated herein by reference:

                        Consolidated Balance Sheets as of December 31, 1999 and 1998
                        Consolidated Income Statements for the Years Ended
                          December 31, 1999, 1998 and 1997
                        Consolidated Statements of Stockholders' Equity for the
                          Years Ended December 31, 1999, 1998 and 1997
                        Consolidated Statements of Cash Flows for the Years Ended
                          December 31, 1999, 1998 and 1997
                        Notes to Consolidated Financial Statements

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

    3.  EXHIBITS

    The exhibits filed as part of this Report are listed on the Exhibit Index immediately following the financial statement schedules included in this Report. The following exhibits are management contracts or compensatory plans or arrangements: 10.4 through 10.14.2, 10.22, 10.28, 10.29, and 10.32.

    (b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston and the Commonwealth of Massachusetts on March 30, 2000.

                                                       LIBERTY FINANCIAL COMPANIES, INC.

                                                       By:  /s/ GARY L. COUNTRYMAN
                                                            -----------------------------------------
                                                            Gary L. Countryman
                                                            Chief Executive Officer, President and
                                                            Chairman

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates stated.

                      SIGNATURE                                    TITLE                      DATE
                      ---------                                    -----                      ----
               /s/ GARY L. COUNTRYMAN                  Chief Executive Officer,
     -------------------------------------------       President and Chairman            March 30, 2000
                 Gary L. Countryman

                                                       Senior Vice President, Chief
                /s/ J. ANDREW HILBERT                  Financial Officer and
     -------------------------------------------       Treasurer (Principal Financial    March 30, 2000
                  J. Andrew Hilbert                    and Accounting Officer)

               /s/ GERALD E. ANDERSON                             Director
     -------------------------------------------                                         March 30, 2000
                 Gerald E. Anderson

               /s/ MICHAEL J. BABCOCK                             Director
     -------------------------------------------                                         March 30, 2000
                 Michael J. Babcock

                /s/ CHARLES I. CLOUGH                             Director
     -------------------------------------------                                         March 30, 2000
                  Charles I. Clough

               /s/ WILLIAM F. CONNELL                             Director
     -------------------------------------------                                         March 30, 2000
                 William F. Connell

               /s/ PAUL J. DARLING, II                            Director
     -------------------------------------------                                         March 30, 2000
                 Paul J. Darling, II

                 /s/ JOHN P. HAMILL                               Director
     -------------------------------------------                                         March 30, 2000
                   John P. Hamill

                 /s/ MARIAN L. HEARD                              Director
     -------------------------------------------                                         March 30, 2000
                   Marian L. Heard

                      SIGNATURE                                    TITLE                      DATE
                      ---------                                    -----                      ----
                 /s/ EDMUND F. KELLY                              Director
     -------------------------------------------                                         March 30, 2000
                   Edmund F. Kelly

                /s/ SABINO MARINELLA                              Director
     -------------------------------------------                                         March 30, 2000
                  Sabino Marinella

                  /s/ THOMAS J. MAY                               Director
     -------------------------------------------                                         March 30, 2000
                    Thomas J. May

                  /s/ RAY B. MUNDT                                Director
     -------------------------------------------                                         March 30, 2000
                    Ray B. Mundt

                 /s/ KENNETH L. ROSE                              Director
     -------------------------------------------                                         March 30, 2000
                   Kenneth L. Rose

                /s/ GLENN P. STREHLE                              Director
     -------------------------------------------                                         March 30, 2000
                  Glenn P. Strehle

                                                                      SCHEDULE I

                       LIBERTY FINANCIAL COMPANIES, INC.

                             SUMMARY OF INVESTMENTS

                                 (IN MILLIONS)

                                                                    DECEMBER 31, 1999
                                                            ----------------------------------
                                                                                      BALANCE
                                                            AMORTIZED                  SHEET
TYPE OF INVESTMENT                                            COST      FAIR VALUE    AMOUNT
------------------                                          ---------   ----------   ---------
Fixed maturity securities:
  U.S. Treasury securities and obligations of U.S.
    government corporations and agencies..................  $ 1,236.5   $ 1,221.8    $ 1,221.8
  Foreign governments.....................................      169.4       178.2        178.2
  Corporate and other securities..........................    7,114.8     6,863.4      6,863.4
  Mortgage backed securities..............................    2,325.7     2,252.7      2,252.7
                                                            ---------   ---------    ---------
      Total fixed maturity securities.....................   10,846.4    10,516.1     10,516.1
Equity securities:
  Common stocks:
    Industrial, miscellaneous and all other...............       31.0        37.9         37.9
Policy loans..............................................      599.5       599.5        599.5
Other long term investments...............................    1,041.6     1,145.1      1,041.6
                                                            ---------   ---------    ---------
      Total investments...................................  $12,518.5   $12,298.6    $12,195.1
                                                            =========   =========    =========

                                                                     SCHEDULE II

                       LIBERTY FINANCIAL COMPANIES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                 BALANCE SHEETS

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS:
  Investments...............................................  $  147.1   $     --
  Cash and cash equivalents.................................      81.0      180.4
  Investments in subsidiaries...............................   1,368.6    1,357.4
  Notes receivable--subsidiaries............................      31.5      152.1
  Accounts receivable--subsidiaries.........................      17.0       16.3
  Other assets..............................................      63.0       50.9
                                                              --------   --------
                                                              $1,708.2   $1,757.1
                                                              ========   ========
LIABILITIES:
  Note payable..............................................  $  447.0   $  446.9
  Accounts payable and accrued expenses.....................      59.3       23.6
                                                              --------   --------
                                                                 506.3      470.5
                                                              --------   --------
Redeemable convertible preferred stock......................      16.0       15.3
                                                              --------   --------
STOCKHOLDERS' EQUITY:
  Common stock..............................................       0.5        0.5
  Additional paid-in capital................................     923.0      901.5
  Retained earnings.........................................     425.2      346.4
  Accumulated other comprehensive income....................    (158.1)      27.2
  Unearned compensation.....................................      (4.7)      (4.3)
                                                              --------   --------
      Total stockholders' equity............................   1,185.9    1,271.3
                                                              --------   --------
                                                              $1,708.2   $1,757.1
                                                              ========   ========

                               INCOME STATEMENTS

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Interest expense, net.......................................   $(16.7)    $ (2.6)    $ (1.8)
Realized investment gains (losses)..........................     (0.7)       0.3       (0.6)
Operating expenses..........................................     (0.6)      (0.6)      (0.8)
                                                               ------     ------     ------
Loss before income taxes....................................    (18.0)      (2.9)      (3.2)
Benefit for income taxes....................................      5.1        7.5       19.2
Equity in net income of subsidiaries........................    112.2      119.9      113.5
                                                               ------     ------     ------
Income before extraordinary item............................     99.3      124.5      129.5
Extraordinary loss on extinguishment of debt, net of tax....       --       (9.7)        --
                                                               ------     ------     ------
Net Income..................................................   $ 99.3     $114.8     $129.5
                                                               ======     ======     ======
Net income per share--basic:
  Income before extraordinary item..........................   $ 2.11     $ 2.72     $ 2.94
                                                               ======     ======     ======
  Net income................................................   $ 2.11     $ 2.51     $ 2.94
                                                               ======     ======     ======
Net income per share--assuming dilution:
  Income before extraordinary item..........................   $ 2.07     $ 2.63     $ 2.77
                                                               ======     ======     ======
  Net income................................................   $ 2.07     $ 2.42     $ 2.77
                                                               ======     ======     ======

  See Notes to Consolidated Financial Statements contained in the 1999 Annual
                    Report incorporated herein by reference.

                       LIBERTY FINANCIAL COMPANIES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (IN MILLIONS)
                            STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................   $ 99.3    $ 114.8    $ 129.5
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Extraordinary loss on extinguishment of debt, net of
        tax.................................................       --        9.7         --
      Equity in net income of subsidiaries..................   (112.2)    (119.9)    (113.5)
      Net change in accounts receivable--subsidiaries, other
        assets and accounts payable.........................     33.0       13.7       (9.2)
                                                               ------    -------    -------
  Net cash provided by operating activities.................     20.1       18.3        6.8
                                                               ------    -------    -------
Cash flows from investing activities:
  Investments purchased available for sale..................   (157.7)        --         --
  Acquisitions, net of cash acquired........................               (94.7)        --
                                                                 ----
  Capital contributions to subsidiaries.....................   (131.6)     (29.1)     (25.0)
                                                               ------    -------    -------
  Net cash used in investing activities.....................   (289.3)    (123.8)     (25.0)
                                                               ------    -------    -------
Cash flows from financing activities:
  Change in notes payable to affiliates.....................       --     (244.0)        --
  Change in notes receivable from subsidiaries..............    120.6      (13.0)      (0.7)
  Change in notes payable...................................      0.1      446.9         --
  Exercise of stock options.................................      5.5        7.4        7.6
  Dividends, net............................................     43.6       69.2       23.3
                                                               ------    -------    -------
  Net cash provided by financing activities.................    169.8      266.5       30.2
                                                               ------    -------    -------
Increase (decrease) in cash and cash equivalents............    (99.4)     161.0       12.0
Cash and cash equivalents at beginning of year..............    180.4       19.4        7.4
                                                               ------    -------    -------
Cash and cash equivalents at end of year....................   $ 81.0    $ 180.4    $  19.4
                                                               ======    =======    =======

  See Notes to Consolidated Financial Statements contained in the 1999 Annual
                    Report incorporated herein by reference.

                                                                    SCHEDULE III

                       LIBERTY FINANCIAL COMPANIES, INC.
                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN MILLIONS)

                                          THREE YEARS ENDED DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------
COLUMN A                COLUMN B     COLUMN C        COLUMN D     COLUMN E        COLUMN F    COLUMN G     COLUMN H
--------                ----------   -------------   ----------   -------------   ---------   ----------   -------------
                        DEFERRED     POLICYHOLDER    UNEARNED     POLICY          INSURANCE   NET          INTEREST
                        POLICY       ACCOUNT         PREMIUMS     CONTRACT        REVENUES    INVESTMENT   CREDITED TO
                        ACQUISITION  BALANCES AND                 CLAIMS AND                  INCOME       POLICYHOLDERS
                        COSTS        FUTURE POLICY                OTHER                                    AND POLICY
                                     BENEFITS                     POLICYHOLDERS'                           BENEFITS AND
                                                                  FUNDS                                    CLAIMS
DECEMBER 31, 1999
  Interest sensitive
  products...........     $739.2       $12,040.0         NA           $69.6         $51.2       $810.3        $530.2
                          ======       =========         ==           =====         =====       ======        ======
DECEMBER 31, 1998
  Interest sensitive
  products...........     $407.6       $12,446.0         NA           $58.1         $38.1       $820.9        $565.1
                          ======       =========         ==           =====         =====       ======        ======
DECEMBER 31, 1997
  Interest sensitive
  products...........     $285.3       $12,031.8         NA           $54.3         $33.1       $853.1        $598.0
                          ======       =========         ==           =====         =====       ======        ======

                        THREE YEARS ENDED DECEMBER 31, 1999
---------------------  --------------------------------------
COLUMN A               COLUMN I       COLUMN J     COLUMN K
--------               ------------   ----------   ----------
                       AMORTIZATION   OTHER        PREMIUMS
                       OF DEFERRED    OPERATING    WRITTEN
                       POLICY         EXPENSES
                       ACQUISITION
                       COSTS

DECEMBER 31, 1999
  Interest sensitive
  products...........     $97.4         $55.7          NA
                          =====         =====          ==
DECEMBER 31, 1998
  Interest sensitive
  products...........     $77.4         $54.8          NA
                          =====         =====          ==
DECEMBER 31, 1997
  Interest sensitive
  products...........     $86.4         $51.1          NA
                          =====         =====          ==

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
3.1 (1)                 Form of Restated Articles of Organization of the Company
3.2 (1)                 Form of Certificate of Designation of Series A Convertible
                        Preferred Stock of the Company
3.3 (2)                 Restated By-laws of the Company, as amended
4.1 (1)                 Form of Certificate for Common Stock of the Company
4.2 (1)                 Form of Certificate for Series A Convertible Preferred Stock
                        of the Company
4.3 (3)                 Form of Indenture between the Company and State Street Bank and Trust Company as Trustee
4.4 (3)                 Form of Senior Note
10.1 (1)                Form of Intercompany Agreement between Liberty Mutual and
                        the Company
10.2 (4)                Form of Registration Rights Agreement between Liberty Mutual and the Company
10.3 (4)                Form of Tax Sharing Agreement between Liberty Mutual and the
                        Company
10.4 (1)                Form of 1990 Stock Option Plan of the Company, together with amendments 1 and 2 thereto
10.5 (10)               Form of Restated Savings and Investment Plan of the Company
10.6 (1)                Form of Amended and Restated Supplemental Savings Plan of
                        the Company
10.7 (1)                Form of Stein Roe Profit Sharing Plan and amendments thereto
10.8 (10)               Form of Amended and Restated Pension Plan of the Company
10.9 (1)                Form of Amended and Restated Supplemental Pension Plan of
                        the Company
10.10 (5)               Form of Amended and Restated 1995 Stock Incentive Plan of
                        the Company
10.11 (4)               Form of 1995 Employee Stock Purchase Plan of the Company
10.12 (1)               Form of Deferred Compensation Plan of the Company
10.12.1 (1)             Letters from the Company, setting forth additional
                        retirement benefits for John A. Benning and Sabino
                        Marinella
10.13 (1)               Form of Keyport Deferred Compensation Plan
10.14 (1)               Form of Stein Roe Deferred Compensation Plan
10.14.1 (1)             Form of Stein Roe Non-Qualified Supplemental Retirement Plan
10.14.2 (1)             Form of Stein Roe Long Term Incentive Plan
10.16 (1)               Lease Agreement with respect to 600 Atlantic Avenue, Boston,
                        Massachusetts
10.17 (1)               Lease Agreement with respect to 125 High Street, Boston,
                        Massachusetts, as amended
10.17.1 (10)            Third and Fourth Amendments to 125 High Street Lease
10.18 (1)               Lease Agreement with respect to One South Wacker Drive,
                        Chicago, Illinois, as amended
10.19 (1)               Unconditional Guarantee Agreement dated November 7, 1991
                        executed by Liberty Mutual and related Mortgage Maintenance
                        Agreement by and among LRE Properties, Inc., Atlantic Real
                        Estate Limited Partnership and Keyport Life Insurance
                        Company
10.20 (1)               Administrative Services Agreement dated as of June 9, 1993 between Liberty Life Assurance Company of Boston and Keyport
                        Life Insurance Company
10.21 (6)               Lease Agreement with respect to One Financial Center,
                        Boston, Massachusetts
10.22 (10)              Agreement between the Company and Stephen E. Gibson,
                        President and Chief Executive Officer of Colonial
10.23 (7)               Revolving Credit Agreement dated as of April 12, 1999 among
                        Liberty Funds Group LLC, Corporate Receivables Corporation,
                        Citibank, N.A. and Citicorp North America, Inc.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
10.23.1 (7)             Undertaking Agreement dated as of April 12, 1999 among the
                        Company, Colonial Management Associates, Inc., Newport Fund
                        Management, Inc., Crabbe Huson Group, Inc., Stein Roe &
                        Farnham Incorporated and Citicorp North America, Inc.
10.23.2 (7)             Pledge and Security Agreement dated as of April 12, 1999
                        between Liberty Funds Distributor, Inc. and Citicorp North
                        America, Inc.
10.23.3                 Agreement of Amendment dated as of January 31, 2000 amending the Pledge and Security Agreement dated as of April 12,
                        1999.
10.28 (8)               Colonial Profit Sharing Plan (and Amendment Nos. 1-3
                        thereto)
10.29 (8)               Colonial Split-Dollar Insurance Coverage description
10.30 (9)               Coinsurance Agreement between Fidelity and Guaranty Life
                        Insurance Company and Keyport Life Insurance Company, and
                        first and second amendments thereto
10.31 (9)               Dividend Reinvestment Plan of the Company
10.32                   Settlement Agreement and General Release between the Company and Kenneth R. Leibler
12                      Statement re computation of ratios
13                      Portions of Annual Report to Stockholders incorporated by
                        reference into this Report
21                      Subsidiaries of the Company
23                      Consent of Ernst & Young LLP
27                      Financial Data Schedule
99.3 (1)                Form of Stockholders' Agreement among the Company, Liberty
                        Mutual Insurance Company and certain holders of the
                        Company's Series A Convertible Preferred Stock

------------------------

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

(3) Incorporated by reference to the same Exhibit number in the Company's Registration Statement on Form S-3 (Registration No. 333-63349).

(4) Incorporated by reference to the same Exhibit Number in the Company's 1994 Annual Report on Form 10-K filed March 30, 1995.

(5) Incorporated by reference to the same Exhibit Number in the Company's Registration Statement on Form S-3 (Registration Number 333-29315).

(6) Incorporated by reference to the same Exhibit Number in the Company's 1996 Annual Report on Form 10-K filed March 28, 1997.

(7) Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, in the Company's Quarterly Report on Form 10-Q filed May 14, 1999.

(8) Incorporated by reference to the same Exhibit Number in the Company's 1995 Annual Report on Form 10-K filed March 29, 1996.

(9) Incorporated by reference to Prospectus contained in the Company's Registration Statement on Form S-3 (Registration Number 333-20067).

(10) Incorporated by reference to the same Exhibit Number in the Company's 1998 Annual Report on Form 10-K filed March 30, 1999.