Form 10-Q
period 2000-03-31
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 2000-05-12
CIK 936372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                   March 31, 2000
                                ------------------------------------------------

                                       or

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                        to
                               ----------------------     ----------------------

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

  There were 47,836,851 shares of the registrant's Common Stock, $.01 par value, and 323,912 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of April 30, 2000.

Exhibit Index - Page 22                                             Page 1 of 24

                       LIBERTY FINANCIAL COMPANIES, INC.
         QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED MARCH 31, 2000


                                TABLE OF CONTENTS

Part I.      FINANCIAL INFORMATION                                      Page
-------                                                                 ----


Item 1.      Financial Statements

             Consolidated Balance Sheets as of March 31, 2000 and
               December 31, 1999

             Consolidated Income Statements for the Three Months
               Ended March 31, 2000 and 1999

             Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2000 and 1999

             Consolidated Statement of Stockholders' Equity for the
               Three Months Ended March 31, 2000

             Notes to Consolidated Financial Statements

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About Market
               Risk

Part II.     OTHER INFORMATION
--------

Item 6.      Exhibits and Reports on Form 8-K


Signatures


Exhibit Index

                        LIBERTY FINANCIAL COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (in millions)


                                                      March 31       December 31
                                                        2000             1999
                                                   ------------     ------------
                                                     Unaudited

                                      ASSETS

Assets:
 Investments                                         $12,168.2        $12,195.1
 Cash and cash equivalents                             1,603.5          1,232.6
 Accrued investment income                               164.1            162.0
 Deferred policy acquisition costs                       709.2            739.2
 Deferred distribution costs                             157.0            153.7
 Intangible assets                                       277.8            282.0
 Other assets                                            483.2            244.8
 Separate account assets                               3,626.6          3,363.1
                                                   ------------     ------------
                                                     $19,189.6        $18,372.5
                                                   ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Policyholder balances                               $12,071.4        $12,109.6
 Notes payable                                           562.0            552.0
 Payable for investments purchased and loaned          1,279.9            754.9
 Other liabilities                                       460.9            453.1
 Separate account liabilities                          3,588.5          3,301.0
                                                   ------------     ------------
    Total liabilities                                 17,962.7         17,170.6
                                                   ------------     ------------


Series A redeemable convertible preferred
 stock, par value $.01; authorized,
 issued and outstanding 324,759 shares in
 2000 and 1999                                            16.2             16.0
                                                   ------------     ------------

Stockholders' Equity:
 Common stock, par value $.01; authorized
  100,000,000 shares, issued and outstanding
  47,824,052 shares in 2000 and 47,462,995
  shares in 1999                                           0.5              0.5
 Additional paid-in capital                              926.6            923.0
 Retained earnings                                       449.7            425.2
 Accumulated other comprehensive loss                   (162.6)          (158.1)
 Unearned compensation                                    (3.5)            (4.7)
                                                   ------------     ------------
  Total stockholders' equity                           1,210.7          1,185.9
                                                   ------------     ------------

                                                     $19,189.6        $18,372.5
                                                   ============     ============

          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (in millions, except per share data)

                                    Unaudited

                                                        Three Months Ended
                                                             March 31
                                                   -----------------------------
                                                        2000             1999
                                                   ------------     ------------

 Investment income                                      $205.9           $206.2
 Interest credited to policyholders                     (127.3)          (134.8)
                                                   ------------     ------------
 Investment spread                                        78.6             71.4
                                                   ------------     ------------
 Net realized investment losses                           (3.9)            (3.1)
                                                   ------------     ------------
 Fee income:
     Investment advisory and
      administrative fees                                 71.9             66.2
     Distribution and service fees                        15.4             14.7
     Transfer agency fees                                 12.7             12.9
     Surrender charges and net commissions                10.7              8.4
     Separate account fees                                10.7              6.6
                                                   ------------     ------------
 Total fee income                                        121.4            108.8
                                                   ------------     ------------
 Expenses:
     Operating expenses                                 (102.3)           (88.7)
     Amortization of deferred policy
      acquisition costs                                  (27.1)           (24.2)
     Amortization of deferred
      distribution costs                                 (10.2)            (9.5)
     Amortization of intangible assets                    (5.1)            (5.0)
     Interest expense, net                                (4.0)            (5.7)
                                                   ------------     ------------
 Total expenses                                         (148.7)          (133.1)
                                                   ------------     ------------

 Pre-tax income                                           47.4             44.0
 Income tax expense                                      (17.7)           (16.6)
                                                   ------------     ------------
 Net income                                              $29.7            $27.4
                                                   ============     ============

 Net income per share - basic                            $0.62            $0.59
                                                   ============     ============

 Net income per share - assuming dilution                $0.62            $0.58
                                                   ============     ============


          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                    Unaudited

                                                        Three Months Ended
                                                             March 31
                                                     ---------------------------
                                                        2000             1999
                                                     ----------       ----------
Cash flows from operating activities:
Net income                                               $29.7            $27.4
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                           20.3             20.4
  Interest credited to policyholders                     127.3            134.8
  Net realized investment losses                           3.9              3.1
  Net amortization on investments                         22.6             21.3
  Change in deferred policy acquisition costs             (9.0)            (2.1)
  Net change in other assets and liabilities               7.9            (22.9)
                                                     ----------       ----------
      Net cash provided by operating activities          202.7            182.0
                                                     ----------       ----------

Cash flows from investing activities:
  Investments purchased available for sale              (628.9)        (1,519.4)
  Investments sold available for sale                    663.6          1,190.8
  Investments matured available for sale                  36.5             80.8
  Change in policy loans, net                             (7.9)            (4.2)
  Change in mortgage loans, net                            0.7             40.9
  Other                                                   (2.9)            (5.8)
                                                     ----------       ----------
      Net cash provided by (used in) investing
       activities                                         61.1           (216.9)
                                                     ----------       ----------
Cash flows from financing activities:
  Withdrawals from policyholder accounts                (516.4)          (456.3)
  Deposits to policyholder accounts                      310.9            154.9
  Securities lending                                     302.9            599.5
  Change in notes payable                                 10.0             20.5
  Exercise of stock options                                1.3              1.5
  Dividends paid                                          (1.6)            (1.6)
                                                     ----------       ----------
      Net cash provided by financing activities          107.1            318.5
                                                     ----------       ----------
  Increase in cash and cash equivalents                  370.9            283.6
  Cash and cash equivalents at beginning of period     1,232.6            984.1
                                                     ----------       ----------
  Cash and cash equivalents at end of period          $1,603.5         $1,267.7
                                                     ==========       ==========


                See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in millions)

                                    Unaudited


                                            Accumulated
                          Addit'l              Other                  Total
                  Common  Paid-In  Retained  Comprehen.  Unearned  Stockholders'
                  Stock   Capital  Earnings     Loss      Compen.     Equity
                  ------  -------  --------  ----------  --------  -------------
Balance,
 December 31,
 1999              $0.5   $923.0    $425.2     $(158.1)    $(4.7)      $1,185.9
Effect of
 stock-based
 compensation
 plans                       0.2                             1.2            1.4
Accretion to face
 value of
 preferred stock                      (0.2)                                (0.2)
Common stock
 dividends                   3.4      (4.8)                                (1.4)
Preferred stock
 dividends                            (0.2)                                (0.2)
Net income                            29.7                                 29.7
Other comprehensive
 loss, net of tax                                 (4.5)                    (4.5)
                  ------  -------  --------  ----------  --------  -------------
Balance,
 March 31, 2000    $0.5   $926.6    $449.7     $(162.6)    $(3.5)      $1,210.7
                  ======  =======  ========  ==========  ========  =============


                See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1.    General

       The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current period presentation.

2.    Segment Information

      The Company is an asset accumulation and management company with two reportable segments: retirement-oriented insurance (principally annuities) and asset management. The annuity insurance business is conducted at Keyport Life Insurance Company ("Keyport"). Keyport generates investment spread income from the investment portfolio which supports policyholder balances associated with its fixed and indexed annuity business and its closed block of single premium whole life insurance. The annuity insurance business also derives fee income from the administration of fixed, indexed and variable annuity contracts. The asset management business is conducted at Liberty Funds Group, an investment advisor (through its subsidiary Colonial Management Associates), distributor and transfer agent to mutual funds, Stein Roe & Farnham Incorporated, a diversified investment advisor, Newport Pacific Management, Inc., an investment advisor to mutual funds and institutional accounts specializing in Asian equity markets, Crabbe Huson Group, Inc., an investment advisor to mutual funds and institutional accounts, Progress Investment Management Company, an investment advisor to institutional accounts, and Liberty Asset Management Company, an investment advisor to mutual funds. The asset management business derives fee income from investment products and services.

      The Company's reportable segments offer different products and are each managed separately. Information by reportable segment is shown below (in millions):

                                                        Three Months Ended
                                                             March 31
                                                     ---------------------------
                                                        2000             1999
                                                     ----------       ----------
Statement of Operations Data
Revenues (excluding net realized investment gains
  and losses):
  Annuity:
   Unaffiliated                                         $226.3           $219.8
   Intersegment                                           (3.8)            (2.9)
                                                     ----------       ----------
   Total annuity                                         222.5            216.9
                                                     ----------       ----------
  Asset management:
   Unaffiliated                                          101.0             95.2
   Intersegment                                            3.8              2.9
                                                     ----------       ----------
   Total asset management                                104.8             98.1
                                                     ----------       ----------
   Total revenues (excluding net realized
    investment gains and losses)                        $327.3           $315.0
                                                     ==========       ==========

                                                        Three Months Ended
                                                             March 31
                                                     ---------------------------
                                                        2000             1999
                                                     ----------       ----------
 Income before income taxes:
  Annuity:
   Income before amortization of intangible assets       $50.2            $42.2
   Amortization of intangible assets                      (0.3)            (0.3)
                                                     ----------       ----------
    Subtotal annuity                                      49.9             41.9
                                                     ----------       ----------
  Asset management:
   Income before amortization of intangible assets        17.0             22.0
   Amortization of intangible assets                      (4.8)            (4.6)
                                                     ----------       ----------
    Subtotal asset management                             12.2             17.4
                                                     ----------       ----------
  Other:
   Loss before amortization of intangible assets         (10.8)           (12.1)
   Amortization of intangible assets                       0.0             (0.1)
                                                     ----------       ----------
    Subtotal other                                       (10.8)           (12.2)
                                                     ----------       ----------
  Income before net realized investment
   losses and income taxes                                51.3             47.1
  Net realized investment losses                          (3.9)            (3.1)
                                                     ----------       ----------
   Total income before income taxes                      $47.4            $44.0
                                                     ==========       ==========

3.    Investments

      Investments were comprised of the following (in millions):


                                                      March 31       December 31
                                                        2000             1999
                                                     ----------       ----------
           Fixed maturities                          $10,567.2        $10,516.1
           Equity securities                              35.5             37.9
           Policy loans                                  607.4            599.5
           Other invested assets                         958.1          1,041.6
                                                     ----------       ----------
             Total                                   $12,168.2        $12,195.1
                                                     ==========       ==========

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

4.    Net Income Per Share

      The following table sets forth the computation of net income per share-basic and net income per share-assuming dilution:

                                                        Three Months Ended
                                                             March 31
                                                   -----------------------------
                                                        2000             1999
                                                   ------------     ------------
Numerator (in millions)
 Net income                                              $29.7            $27.4
 Less: preferred stock dividends                          (0.2)            (0.2)
                                                   ------------     ------------
 Numerator for net income per share - basic
  - income available to common stockholders               29.5             27.2
 Plus: income impact of assumed conversions
   Preferred stock dividends                               0.2              0.2
                                                   ------------     ------------
   Numerator for net income per share - assuming
    dilution - income available to common
    stockholders after assumed conversions               $29.7            $27.4
Denominator
   Denominator for net income per share
    - basic - weighted-average shares               47,363,267       46,335,719
Effect of dilutive securities:
  Employee stock options                               393,549          689,044
  Convertible preferred stock                          514,370          514,370
                                                   ------------     ------------
Dilutive potential common shares                       907,919        1,203,414
                                                   ------------     ------------
   Denominator for net income per share
    - assuming dilution                             48,271,186       47,539,133
                                                   ============     ============
Net income per share - basic                             $0.62            $0.59
                                                   ============     ============
Net income per share - assuming dilution                 $0.62            $0.58
                                                   ============     ============

5.     Comprehensive Income

       Comprehensive income was comprised of the following (in millions):

                                                        Three Months Ended
                                                             March 31
                                                   -----------------------------
                                                        2000             1999
                                                   ------------     ------------
        Net income                                       $29.7            $27.4
        Other comprehensive loss, net of tax:
         Net unrealized investment losses                 (4.5)            (8.5)
                                                   ------------     ------------
        Comprehensive income                             $25.2            $18.9
                                                   ============     ============

6.    Recent Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. At this time, the Company has not completed its analysis and evaluation of the requirements and impact of this statement.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   Net Income was $29.7 million or $0.62 per share for the quarter ended March 31, 2000 compared to $27.4 million or $0.58 per share for the quarter ended March 31, 1999. The increase resulted largely from higher investment spread and fee income. In addition, interest expense, net decreased. Partially offsetting these items were higher operating expenses, amortization expense and income tax expense.

   Pre-tax Income was $47.4 million for the quarter ended March 31, 2000 compared to $44.0 million for the quarter ended March 31, 1999. The increase resulted largely from higher investment spread and fee income. In addition, interest expense, net decreased. Partially offsetting these items were higher operating expenses and amortization expense.

   Investment Spread is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $78.6 million for the quarter ended March 31, 2000 compared to $71.4 million for the quarter ended March 31, 1999. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage for the quarter ended March 31, 2000 was 2.26% compared to 1.99% for the quarter ended March 31, 1999. The increase in the investment spread percentage resulted from an increased yield on average invested assets and from decreased crediting rates to policyholders.

   Investment income was $205.9 million for the quarter ended March 31, 2000 compared to $206.2 million for the quarter ended March 31, 1999. The decrease of $0.3 million in 2000 compared to 1999 includes a $6.1 million decrease resulting from a lower level of average invested assets and a $5.8 million increase as a result of a higher average investment yield. The 2000 investment income was net of $21.1 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $19.4 million in 1999. The average investment yield was 6.49% for the quarter ended March 31, 2000 compared to 6.31% for the quarter ended March 31, 1999.

   Interest credited to policyholders totaled $127.3 million for the quarter ended March 31, 2000 compared to $134.8 million for the quarter ended March 31, 1999. The decrease of $7.5 million in 2000 compared to 1999 primarily relates to a $4.4 million decrease resulting from a lower level of average policyholder balances, as well as a $3.1 million decrease as a result of a lower average interest credited rate. Policyholder balances averaged $12.0 billion (including $9.7 billion of fixed products, consisting of fixed annuities and a closed block of single premium whole life insurance, and $2.3 billion of equity-indexed annuities) for the quarter ended March 31, 2000 compared to $12.5 billion (including $10.4 billion of fixed products and $2.1 billion of equity-indexed annuities) for the quarter ended March 31, 1999. The average interest credited rate was 4.23% (5.01% on fixed products and 0.85% on equity-indexed annuities) for the quarter ended March 31, 2000 compared to 4.32% (5.02% on fixed products and 0.85% on equity-indexed annuities) for the quarter ended March 31, 1999. Keyport's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 100%) of the change in value of the S&P 500 Index. Keyport's equity-indexed annuities also provide a full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate was offset by investment income recognized on the S&P 500 Index call options resulting in a 0.85% net credited rate.

   Average investments in the Company's general account (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.7 billion for the quarter ended March 31, 2000 compared to $13.1 billion for the quarter ended March 31, 1999. This decrease was primarily due to net redemptions and transfers to separate accounts, partially offset by the reinvestment of portfolio earnings for the twelve months ended March 31, 2000.

   Net Realized Investment Losses were $3.9 million for the quarter ended March 31, 2000 compared to $3.1 million for the quarter ended March 31, 1999. The net realized investment losses in 2000 included losses of $3.3 million for certain fixed maturity investments where the decline in value was determined to be other than temporary. There were no such losses recorded during the quarter ended March 31, 1999.

   Investment Advisory and Administrative Fees are based on the market value of assets managed for mutual funds, private capital management and institutional investors. Investment advisory and administrative fees were $71.9 million for the quarter ended March 31, 2000 compared to $66.2 million for the quarter ended March 31, 1999. The increase during 2000 compared to 1999 primarily reflects a higher level of average fee-based assets under management.

   Average fee-based assets under management were $51.7 billion for the quarter ended March 31, 2000 compared to $47.4 billion for the quarter ended March 31, 1999. The increase during 2000 compared to 1999 resulted from market appreciation and net sales for the twelve months ended March 31, 2000. Investment advisory and administrative fees were 0.56% of average fee-based assets under management for the quarters ended March 31, 2000 and 1999.

   The amount of fee-based assets under management are affected by product sales and redemptions and changes in the market values of such assets under management. Fee-based assets under management and changes in such assets are set forth in the tables below (in billions).


Fee-Based Assets Under Management
                                                       As of March 31
                                                    ---------------------
                                                      2000        1999
                                                    ---------   ---------
  Mutual Funds:
    Intermediary-distributed                           $18.0       $17.7
    Direct-marketed                                      6.9         6.6
    Closed-end                                           2.9         2.4
    Variable annuity                                     2.1         1.6
                                                    ---------   ---------
                                                        29.9        28.3
  Private Capital Management                             9.6         8.1
  Institutional                                         13.6        11.0
                                                    ---------   ---------
    Total Fee-Based Assets Under Management*           $53.1       $47.4
                                                    =========   =========
--------------
* As of March 31, 2000 and 1999, Keyport's insurance assets of $14.0 billion and $13.4 billion, respectively, bring total assets under management to $67.1 billion and $60.8 billion, respectively.


 Changes in Fee-Based Assets Under Management
                                                     Three Months Ended
                                                          March 31
                                                    ---------------------
                                                      2000        1999
                                                    ---------   ---------
 Fee-based assets under management - beginning        $51.4       $47.9
 Sales and reinvestments:
      Mutual funds                                      1.6         1.8
      Private Capital Management                        0.4         0.2
      Institutional                                     0.9         0.6
                                                    ---------   ---------
                                                        2.9         2.6
 Redemptions and withdrawals:
      Mutual funds                                     (2.2)       (1.9)
      Private Capital Management                       (0.2)       (0.1)
      Institutional                                    (0.4)       (0.9)
                                                    ---------   ---------
                                                       (2.8)       (2.9)
 Market appreciation (depreciation)                     1.6        (0.2)
                                                    ---------   ---------
 Fee-based assets under management - ending           $53.1       $47.4
                                                    =========   =========

   Distribution and Service Fees are based on the market value of the Company's intermediary-distributed mutual funds. Distribution fees of 0.75% are generally earned on the average assets attributable to such funds sold with 12b-1 distribution fees and contingent deferred sales charges and service fees of 0.25% (net of amounts passed on to selling brokers) are generally earned on the total of such average mutual fund assets. These fees totaled $15.4 million for the quarter ended March 31, 2000 compared to $14.7 million for the quarter ended March 31, 1999. As a percentage of intermediary-distributed average mutual fund assets, distribution and service fees were approximately 0.35% and 0.34% for the quarters ended March 31, 2000 and 1999, respectively.

    Transfer Agency Fees are based on the market value of assets managed in the Company's intermediary-distributed, direct-marketed and variable annuity mutual funds. Such fees were $12.7 million on average assets of $26.8 billion for the quarter ended March 31, 2000 and $12.9 million on average assets of $26.0 billion for the quarter ended March 31, 1999. As a percentage of total average assets under management, transfer agency fees were approximately 0.19% and 0.20% for the quarters ended March 31, 2000 and 1999, respectively.

   Surrender Charges and Net Commissions are revenues earned on: a) the early withdrawal of annuity policyholder balances and redemptions of the intermediary-distributed mutual funds which were sold with 12b-1 distribution fees and contingent deferred sales charges; b) the distribution of the Company's intermediary-distributed mutual funds (net of the substantial portion of such commissions that is passed on to the selling brokers); and c) the sales of non-proprietary products in the Company's bank marketing businesses (net of commissions that are paid to the Company's client banks and brokers). Total surrender charges and net commissions were $10.7 million for the quarter ended March 31, 2000 compared to $8.4 million for the quarter ended March 31, 1999.

   Surrender charges on fixed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed generally during the first six years. Such charges totaled $7.4 million for the quarter ended March 31, 2000 and $5.5 million for the quarter ended March 31, 1999. Total annuity withdrawals represented 14.9% and 12.8% of the total average annuity policyholder and separate account balances for the quarters ended March 31, 2000 and 1999, respectively. Net commissions were $3.3 million for the quarter ended March 31, 2000 and $2.9 million for the quarter ended March 31, 1999.

   Separate Account Fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. In addition, for certain separate institutional accounts, the difference between investment income and interest credited on these institutional accounts is included in separate account fees. These fees, which are primarily based on the market values of the assets in separate accounts supporting the contracts, were $10.7 million for the quarter ended March 31, 2000 compared to $6.6 million for the quarter ended March 31, 1999. Such fees represented 1.27% and 1.28% of average variable annuity, variable life and institutional separate account balances for the quarters ended March 31, 2000 and 1999, respectively.

   Operating Expenses primarily represent compensation, marketing, and other general and administrative expenses. These expenses were $102.3 million for the quarter ended March 31, 2000 compared to $88.7 million for the quarter ended March 31, 1999. The increase during 2000 compared to 1999 was primarily related to the expansion of investment management capabilities, mutual fund product lines, distribution and electronic commerce activities. Operating expenses expressed as a percent of average total assets under management were 0.63% for the quarter ended March 31, 2000 compared to 0.59% for the quarter ended March 31, 1999.

   Amortization of Deferred Policy Acquisition Costs relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $27.1 million for the quarter ended March 31, 2000 compared to $24.2 million for the quarter ended March 31, 1999. The increase during 2000 compared to 1999 was primarily related to the increase in investment spread from the growth of business in force associated with fixed and indexed products and from increased sales of variable annuity products for the twelve months ended March 31, 2000. Amortization expense represented 30.3% and 31.0% of investment spread and separate account fees for the quarters ended March 31, 2000 and 1999, respectively.

   Amortization of Deferred Distribution Costs relates to the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Amortization was $10.2 million for the quarter ended March 31, 2000 compared to $9.5 million for the quarter ended March 31, 1999.

   Amortization of Intangible Assets relates to goodwill and certain identifiable intangible assets arising from business combinations accounted for as purchases. Amortization was $5.1 million for the quarter ended March 31, 2000 compared to $5.0 million for the quarter ended March 31, 1999. The Company has experienced higher than anticipated redemptions of assets under management at an acquired company, which at March 31, 2000 had goodwill and other intangible assets of $83.3 million. Although the Company has determined that there is no impairment of goodwill and other intangible assets at this time, if the higher level of redemptions were to continue and sales were not to increase, the Company's estimate of related future cash flows may change, resulting in the need to record an impairment loss.

   Interest Expense, Net was $4.0 million for the quarter ended March 31, 2000 compared to $5.7 million for the quarter ended March 31, 1999. Interest expense primarily consists of interest on notes payable and interest on the Liberty Funds Group revolving credit facility which is utilized to finance deferred sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Interest expense was net of interest income of $5.8 million and $3.1 million for the quarters ended March 31, 2000 and 1999, respectively.

   Income Tax Expense was $17.7 million or 37.3% of pre-tax income for the quarter ended March 31, 2000 compared to $16.6 million, or 37.7% of pre-tax income for the quarter ended March 31, 1999.

Financial Condition

   Stockholders' Equity was $1.21 billion as of March 31, 2000 compared to $1.19 billion as of December 31, 1999. Net income for the first three months of 2000 was $29.7 million and cash dividends on the Company's preferred and common stock totaled $1.6 million. Common stock totaling $1.3 million was issued in connection with the exercise of stock options. An increase in accumulated other comprehensive loss which consists of net unrealized investment losses, net of adjustments to deferred policy acquisition costs and income taxes, during the period decreased stockholders' equity by $4.5 million.

   Book Value Per Share amounted to $25.32 at March 31, 2000 compared to $24.99 at December 31, 1999. Excluding net unrealized losses on investments, book value per share amounted to $28.72 at March 31, 2000 and $28.32 at December 31, 1999. As of March 31, 2000, there were 47.8 million common shares outstanding compared to 47.5 million shares as of December 31, 1999.

   Investments not including cash and cash equivalents, totaled $12.2 billion at March 31, 2000 and December 31, 1999.

   The Company manages the majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity securities for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire portfolio of fixed maturity securities as "available for sale" and accordingly carries such investments at fair value. The Company's total investments at March 31, 2000 and December 31, 1999 reflected net unrealized losses of $288.1 million and $318.6 million, respectively.

   Approximately $11.3 billion, or 81.0%, of the Company's general account investments at March 31, 2000, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At March 31, 2000, the carrying value of investments in below investment grade securities represented $1.3 billion or 9.1% of general account investments, including cash and cash equivalents in the Company's annuity operations, and certain separate account investments of $14.0 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

   The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports, and other externally generated information concerning the borrower's affairs. In the case of publicly traded fixed maturity securities, management also considers market value quotations if available. As of March 31, 2000 and December 31, 1999, the carrying value of fixed maturity securities that were non-income producing was $29.6 million and $22.6 million, respectively, which constituted 0.2% of investments in each period.

Derivatives

   As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. The Company had 67 outstanding swap agreements with an aggregate notional principal amount of $3.6 billion and $3.4 billion as of March 31, 2000 and December 31, 1999, respectively.

   Interest rate cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. There were no outstanding interest rate cap agreements as of March 31, 2000. The Company had interest rate cap agreements with an aggregate notional amount of $50.0 million as December 31, 1999.

   With respect to the Company's equity-indexed annuities and certain separate account liabilities, the Company buys call options, futures and certain total return swap agreements on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $587.3 million and $701.1 million as of March 31, 2000 and December 31, 1999, respectively. The Company had total return swap agreements with a carrying value of $49.7 million and $37.8 million as of March 31, 2000 and December 31, 1999, respectively.

   There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is counterparty non-performance. The Company believes that the counterparties to its swap, cap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. Futures contracts trade on organized exchanges and therefore have minimal credit risk. In addition, swap and cap agreements have interest rate risk and call options, futures and certain total return swap agreements have stock market risk. These swap and cap agreements hedge fixed-rate assets and the Company expects that any interest rate movements that adversely affect the market value of swap and cap agreements would be offset by changes in the market values of such fixed rate assets. However, there can be no assurance that these hedges will be effective in offsetting the potential adverse effects of changes in interest rates. Similarly, the call options, futures and certain total return swap agreements hedge the Company's obligations to provide returns on equity-indexed annuities and certain separate liabilities based upon the S&P 500 Index, and the Company believes that any stock market movements that adversely affect the market value of S&P 500 Index call options, futures and certain total return swap agreements would be substantially offset by a reduction in policyholder and certain separate account liabilities. However, there can be no assurance that these hedges will be effective in offsetting the potentially adverse effects of changes in S&P 500 Index levels. The Company's profitability could be adversely affected if the value of its swap and cap agreements increase less than (or decrease more than) the change in the market value of its fixed rate assets and/or if the value of its S&P 500 Index call options, futures and certain total return swap agreements increase less than (or decrease more than) the value of the guarantees made to equity-indexed and certain separate account policyholders.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. At this time, the Company has not completed its analysis and evaluation of the requirements and the impact of this statement.

Liquidity

   The Company is a holding company whose liquidity needs include the following:
(i) operating expenses; (ii) debt service; (iii) dividends on preferred stock and common stock; (iv) acquisitions; and (v) working capital where needed by its operating subsidiaries. The Company's principal sources of cash are dividends from its operating subsidiaries, and, in the case of funding for acquisitions and certain long-term capital needs of its subsidiaries, long-term borrowings and offerings of preferred and common stock.

   The Company has a $150.0 million revolving credit facility (the "Facility"), established in April 1999 which is utilized to finance sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. This five year Facility is secured by such 12b-1 distribution fees and contingent deferred sales charges. Interest accrues on the outstanding borrowings under the Facility at a rate determined by sales of highly rated commercial paper backed in part by the security interest in such fees and charges. At March 31, 2000, the interest paid on borrowings under the Facility was at the rate of 6.03% per annum.

   Current Rhode Island insurance law applicable to Keyport permits the payment of dividends or distributions, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of Keyport's statutory surplus as of the preceding December 31 or (ii) Keyport's statutory net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of March 31, 2000, the amount of dividends that Keyport could pay without such approval was $57.8 million. Future regulatory changes and credit agreements may create additional limitations on the ability of the Company's subsidiaries to pay dividends.

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

   Each of the Company's business segments has its own liquidity needs and financial resources. In the Company's annuity insurance operations, liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. In the Company's asset management business, liquidity needs and financial resources pertain to the investment management and distribution of mutual funds, private capital management and institutional accounts. The Company expects that, based upon their historical cash flow and current prospects, these operating subsidiaries will be able to meet their liquidity needs from internal sources and, in the case of Liberty Funds Group, from its credit facility used to finance sales of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges.

   Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from annuity premiums and deposits, net investment income, and from the sales and maturities of fixed investments.
Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of March 31, 2000, $10.7 billion, or 76.8%, of Keyport's general account investments are considered readily marketable.

   To the extent that unanticipated surrenders cause Keyport to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurances can be given, Keyport believes that liquidity to fund anticipated withdrawals would be available through incoming cash flow and the sale of short-term or floating-rate investments, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market. In addition, the Company's fixed-rate products incorporate surrender charges to encourage persistency and to make the cost of its policyholder balances more predictable. Approximately 75.0% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions as of March 31, 2000.

Year 2000

   The Year 2000 issue relates to computer programs that use two digits to identify a year in the date field and therefore may not be able to correctly process dates after December 31, 1999. As the Company relies significantly on computer systems and applications in its operations, it completed a remediation plan that included repairing or replacing programs that were identified as not being Year 2000 compliant. As a result, the Company did not experience any significant Year 2000 problems with respect to computer systems, application programs, and non-information technology systems. In addition, the Company did not experience any significant disruptions related to interactions with third parties. The Company is continuing to closely monitor critical systems and applications to ensure that no unexpected Year 2000 issues develop. There can be no assurance that there will be no such issues. In the opinion of management, any additional costs of addressing the Year 2000 issue are not expected to have a material adverse effect on the Company's financial condition or its results of operations.

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

Forward-Looking Statements

   The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Investors are cautioned that all statements not based on historical fact, trend analyses and other information contained in this report or in any of the Company's filings under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act"), relative to the markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions, constitute forward-looking statements under the Reform Act. These forward-looking statements are made based on current expectations and assumptions and are subject to known and unknown risks, uncertainties and other factors, many of which are beyond the Company's control, that may cause actual results to be materially different from those expressed or implied by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and market factors, such as prevailing interest rate levels, stock market performance and fluctuations in the market for retirement-oriented savings products and investment management products, which may adversely affect the ability of the Company to sell its products and services and the market value of the Company's investments and assets under management and, therefore, the portion of its revenues that are based on a percentage of assets under management; (2) the Company's ability to manage effectively its investment spread (i.e. the amount by which investment income exceeds interest credited to annuity and life insurance policyholders) as a result of changes in interest rates and crediting rates to policyholders, market conditions and other factors (the Company's results of operations and financial condition are significantly dependent on the Company's ability to manage effectively its investment spread); (3) levels of surrenders, withdrawals and net redemptions of the Company's retirement-oriented insurance products and investment management products; (4) relationships with investment management clients, including levels of assets under management; (5) the ability of the Company to manage effectively certain risks with respect to its investment portfolio, including risks relating to holding below investment grade securities and the ability to dispose of illiquid and/or restricted securities at desired times and prices, and the ability to manage and hedge against interest rate changes through asset/liability management techniques; (6) competition in the sale of the Company's products and services, including the Company's ability to establish and maintain relationships with distributors of its products; (7) changes in financial ratings of Keyport or those of its competitors; (8) the Company's ability to attract and retain key employees, including senior officers, portfolio managers and sales executives; (9) the impact of and compliance by the Company with existing and future regulation, including restrictions on the ability of certain subsidiaries to pay dividends and any obligations of the Company under any guaranty fund assessment laws; (10) changes in applicable tax laws which may affect the relative tax advantages and attractiveness of some of the Company's products; (11) the result of any litigation or legal proceedings involving the Company; (12) changes in generally accepted accounting principles and the impact of accounting principles and pronouncements on the Company's financial condition and results of operations;
(13) changes in the Company's senior debt ratings; (14) changes in operating expense levels; (15) acquisition risks; and (16) the other risk factors or uncertainties contained from time to time in any document incorporated by reference in this report or otherwise filed by the Company under the Exchange Act. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that the estimates and expectations reflected in such statements will be achieved.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   There have been no material changes during the first three months of 2000 in the Company's market risks or in the methods which the Company uses to manage such risks, which are described in the Company's Form 10-K for the year ended December 31, 1999.

                                     Part II

 Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

   12 Statement re Computation of Ratios
   27 Financial Data Schedule

(b)   Reports on Form 8-K

   There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

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





Date:   May 12, 2000

                                  Exhibit Index

Exhibit No.   Description                                              Page
-----------   -----------                                              ----
     12      Statement re Computation of Ratios
     27      Financial Data Schedule