Form 10-Q
period 2000-06-30
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 2000-08-11
CIK 936372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             June 30, 2000
                               -------------------------------------------------

                                       or

[   ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF  THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                           to
                                    --------------------    --------------------

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

     There were 48,209,421 shares of the registrant's Common Stock, $.01 par value, and 216,322 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of July 31, 2000.

Exhibit Index - Page 22                                            Page 1 of 24

                       LIBERTY FINANCIAL COMPANIES, INC.
          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED JUNE 30, 2000


                                TABLE OF CONTENTS

Part I.      FINANCIAL INFORMATION                                      Page
------                                                                  ----

Item 1.      Financial Statements

             Consolidated Balance Sheets as of June 30, 2000 and
               December 31, 1999

             Consolidated Income Statements for the Three Months and
               Six Months Ended June 30, 2000 and 1999

             Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2000 and 1999

             Consolidated Statement of Stockholders' Equity for the
               Six Months Ended June 30, 2000

             Notes to Consolidated Financial Statements

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Part II.     OTHER INFORMATION
-------
Item 4.      Submission of Matters to a Vote of Security Holders

Item 6.      Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                       LIBERTY FINANCIAL COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                 (in millions)


                                                       June 30       December 31
                                                         2000           1999
                                                    ------------    ------------
                                                      Unaudited
                                     ASSETS
 Assets:
   Investments                                        $12,175.4       $12,195.1
   Cash and cash equivalents                            1,621.2         1,232.6
   Accrued investment income                              153.4           162.0
   Deferred policy acquisition costs                      758.9           739.2
   Deferred distribution costs                            162.3           153.7
   Intangible assets                                      274.4           282.0
   Other assets                                           296.6           244.8
   Separate account assets                              3,829.2         3,363.1
                                                    ------------    ------------
                                                      $19,271.4       $18,372.5
                                                    ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:

   Policyholder balances                              $12,018.4       $12,109.6
   Notes payable                                          567.1           552.0
   Payable for investments purchased and loaned         1,229.6           754.9
   Other liabilities                                      463.2           453.1
   Separate account liabilities                         3,780.3         3,301.0
                                                    ------------    ------------
      Total liabilities                                18,058.6        17,170.6
                                                    ------------    ------------

Series A redeemable convertible preferred
 stock, par value $.01;
 authorized, issued and outstanding
 216,322 shares in 2000 and 324,759
 shares in 1999                                            10.8            16.0
                                                    ------------    ------------
Stockholders' Equity:
 Common stock, par value $.01; authorized
  100,000,000 shares, issued and outstanding
  48,194,921 shares in 2000 and 47,462,995
  shares in 1999                                            0.5             0.5
 Additional paid-in capital                               934.3           923.0
 Retained earnings                                        468.8           425.2
 Accumulated other comprehensive loss                    (196.4)         (158.1)
 Unearned compensation                                     (5.2)           (4.7)
                                                    ------------    ------------
    Total stockholders' equity                          1,202.0         1,185.9
                                                    ------------    ------------
                                                      $19,271.4       $18,372.5
                                                    ============    ============

                See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (in millions, except per share data)
                                   Unaudited

                                          Three Months Ended   Six Months Ended
                                                June 30             June 30
                                          ------------------  ------------------
                                              2000     1999     2000      1999
                                          --------  --------  --------  --------

Investment income                          $216.4    $197.1    $422.3    $403.3
Interest credited to policyholders         (133.2)   (129.4)   (260.5)   (264.2)
                                          --------  --------  --------  --------
Investment spread                            83.2      67.7     161.8     139.1
                                          --------  --------  --------  --------
Net realized investment losses              (12.9)    (11.6)    (16.8)    (14.7)
                                          --------  --------  --------  --------
Fee income:
    Investment advisory and
     administrative fees                     71.3      68.2     143.2     134.4
    Distribution and service fees            15.1      15.3      30.5      30.0
    Transfer agency fees                     12.2      12.8      24.9      25.7
    Surrender charges and net commissions     9.3       9.0      20.0      17.4
    Separate account fees                    11.1       7.7      21.8      14.3
                                          --------  --------  --------  --------
Total fee income                            119.0     113.0     240.4     221.8
                                          --------  --------  --------  --------
Expenses:
    Operating expenses                      (99.6)    (90.5)   (201.9)   (179.2)
    Amortization of deferred policy
     acquisition costs                      (29.8)    (22.5)    (56.9)    (46.7)
    Amortization of deferred
     distribution costs                     (10.4)     (9.7)    (20.6)    (19.2)
    Amortization of intangible assets        (5.1)     (5.1)    (10.2)    (10.1)
    Interest expense, net                    (4.2)     (5.3)     (8.2)    (11.0)
                                          --------  --------  --------  --------
Total expenses                             (149.1)   (133.1)   (297.8)   (266.2)
                                          --------  --------  --------  --------
Pre-tax income                               40.2      36.0      87.6      80.0
Income tax expense                          (16.1)    (12.7)    (33.8)    (29.3)
                                          --------  --------  --------  --------
Net income                                  $24.1     $23.3     $53.8     $50.7
                                          ========  ========  ========  ========

Net income per share - basic                 $0.50     $0.49     $1.12     $1.08
                                          ========  ========  ========  ========

Net income per share - assuming dilution     $0.50     $0.49     $1.11     $1.06
                                          ========  ========  ========  ========


                See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)
                                   Unaudited
                                                          Six Months Ended
                                                               June 30
                                                    ----------------------------
                                                         2000        1999
                                                    ------------    ------------
Cash flows from operating activities:
Net income                                                $53.8           $50.7
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                             39.7            41.3
 Interest credited to policyholders                       260.5           264.2
 Net realized investment losses                            16.8            14.7
 Net amortization on investments                           44.3            39.3
 Change in deferred policy acquisition costs              (22.9)          (10.9)
 Net change in other assets and liabilities               (43.6)          (50.2)
                                                    ------------    ------------
    Net cash provided by operating activities             348.6           349.1
                                                    ------------    ------------

Cash flows from investing activities:
 Investments purchased available for sale              (1,821.8)       (3,080.4)
 Investments sold available for sale                    1,609.0         2,529.3
 Investments matured available for sale                    58.6           159.2
 Change in policy loans, net                              (13.9)           (8.3)
 Change in mortgage loans, net                              1.5            41.7
 Other                                                     23.9           (28.6)
                                                    ------------    ------------
    Net cash used in investing activities                (142.7)         (387.1)
                                                    ------------    ------------

Cash flows from financing activities:
 Withdrawals from policyholder accounts                (1,106.5)         (962.4)
 Deposits to policyholder accounts                        754.8           358.0
 Securities lending                                       526.2           570.3
 Change in notes payable                                   15.1            39.5
 Exercise of stock options                                  1.7             2.8
 Dividends paid                                            (3.2)           (3.2)
 Redemption of preferred stock                             (5.4)            0.0
                                                    ------------    ------------
    Net cash provided by financing activities             182.7             5.0
                                                    ------------    ------------
 Increase (decrease) in cash and cash equivalents         388.6           (33.0)
 Cash and cash equivalents at beginning of period       1,232.6           984.1
                                                    ------------    ------------
 Cash and cash equivalents at end of period            $1,621.2         $ 951.1
                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in millions)
                                   Unaudited

                                               Accum.
                          Addit'l              Other                  Total
                  Common  Paid-In  Retained  Comprehen.  Unearned  Stockholders'
                  Stock   Capital  Earnings    Loss       Compen.     Equity
                  ------  -------  --------  ---------- ---------- -------------
Balance,
 December 31,
 1999              $0.5   $923.0    $425.2     $(158.1)     $(4.7)     $1,185.9
Common stock
 issued for
 acquisition                 1.8                                            1.8
Effect of
 stock-based
 compensation
 plans                       2.7                             (0.5)          2.2
Accretion to
 face value
 of preferred
 stock                                (0.2)                                (0.2)
Common stock
 dividends                   6.8      (9.6)                                (2.8)
Preferred stock
 dividends                            (0.4)                                (0.4)
Net income                            53.8                                 53.8
Other comprehensive
 loss, net of tax                                (38.3)                   (38.3)
                  ------  -------  --------  ---------- ---------- -------------
Balance,
 June 30, 2000     $0.5   $934.3    $468.8     $(196.4)     $(5.2)     $1,202.0
                  ======  =======  ========  ========== ========== =============


                See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                   Unaudited

1.    General

       The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current period presentation.

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

      The Company's reportable segments offer different products and are each managed separately. Information by reportable segment is shown below (in millions):

                                          Three Months Ended   Six Months Ended
                                                June 30            June 30
                                          ------------------  ------------------
                                            2000      1999      2000      1999
                                          --------  --------  --------  --------
Statement of Operations Data
Revenues (excluding net realized
 investment gains and losses):
 Annuity:
  Unaffiliated                             $237.5    $213.3    $463.8    $433.1
  Intersegment                               (4.3)     (3.9)     (8.1)     (6.8)
                                          --------  --------  --------  --------
  Total annuity                             233.2     209.4     455.7     426.3
                                          --------  --------  --------  --------
 Asset management:
  Unaffiliated                               97.9      96.8     198.9     192.0
  Intersegment                                4.3       3.9       8.1       6.8
                                          --------  --------  --------  --------
  Total asset management                    102.2     100.7     207.0     198.8
                                          --------  --------  --------  --------
  Total revenues (excluding net
   realized investment gains and losses)   $335.4    $310.1    $662.7    $625.1
                                          ========  ========  ========  ========

                                          Three Months Ended   Six Months Ended
                                                June 30            June 30
                                          ------------------  ------------------
                                            2000      1999      2000      1999
                                          --------  --------  --------  --------
Income before income taxes:
 Annuity:
  Income before amortization of
   intangible assets                        $50.5     $42.7    $100.7     $84.9
  Amortization of intangible assets          (0.3)     (0.3)     (0.6)     (0.6)
                                          --------  --------  --------  --------
   Subtotal annuity                          50.2      42.4     100.1      84.3
                                          --------  --------  --------  --------
  Asset management:
   Income before amortization of
    intangible assets                        16.9      21.2      33.9      43.2
   Amortization of intangible assets         (4.8)     (4.8)     (9.6)     (9.4)
                                          --------  --------  --------  --------
    Subtotal asset management                12.1      16.4      24.3      33.8
                                          --------  --------  --------  --------
  Other:
   Loss before amortization of
    intangible assets                        (9.2)    (11.2)    (20.0)    (23.3)
   Amortization of intangible assets          0.0       0.0       0.0      (0.1)
                                          --------  --------  --------  --------
    Subtotal other                           (9.2)    (11.2)    (20.0)    (23.4)
                                          --------  --------  --------  --------
  Income before net realized investment
   losses and income taxes                   53.1      47.6     104.4      94.7

  Net realized investment losses            (12.9)    (11.6)    (16.8)    (14.7)
                                          --------  --------  --------  --------
    Total income before income taxes        $40.2     $36.0     $87.6     $80.0
                                          ========  ========  ========  ========

3.    Investments

      Investments were comprised of the following (in millions):

                                          June 30      December 31
                                            2000          1999
                                         -----------   ------------

          Fixed maturities                $10,534.5      $10,516.1
          Equity securities                    63.5           37.9
          Policy loans                        613.4          599.5
          Other invested assets               964.0        1,041.6
                                         -----------   ------------
              Total                       $12,175.4      $12,195.1
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

4.    Net Income Per Share

      The following table sets forth the computation of net income per share-basic and net income per share-assuming dilution:

                                    Three Months Ended       Six Months Ended
                                          June 30                  June 30
                                  ----------------------  ----------------------
                                      2000       1999        2000        1999
                                  ----------  ----------  ----------  ----------
Numerator (in millions)
 Net income                           $24.1       $23.3       $53.8       $50.7
 Less: preferred stock dividends       (0.2)       (0.3)       (0.4)       (0.5)
                                  ----------  ----------  ----------  ----------
 Numerator for net income per
  share - basic - income available
  to common stockholders               23.9        23.0        53.4        50.2
 Plus: income impact of assumed
  conversions
   Preferred stock dividends            0.2         0.3         0.4         0.5
                                  ----------  ----------  ----------  ----------
   Numerator for net income per
    share - assuming dilution -
    income available to common
    stockholders after assumed
    conversions                       $24.1       $23.3       $53.8       $50.7

Denominator

   Denominator for net income
    per share - basic -
    weighted- average shares      47,741,444  46,591,115  47,556,268  46,464,123
Effect of dilutive securities:
  Employee stock options             339,333     673,304     347,816     676,460
  Convertible preferred stock        468,824     514,370     491,597     514,370
  Common stock issuable as
   contingent purchase price               0      35,883           0      25,090
                                  ----------  ----------  ----------  ----------
Dilutive potential common shares     808,157   1,223,557     839,413   1,215,920
                                  ----------  ----------  ----------  ----------
   Denominator for net income
    per share - assuming
    dilution                      48,549,601  47,814,672  48,395,681  47,680,043
                                  ==========  ==========  ==========  ==========
Net income per share - basic           $0.50       $0.49       $1.12       $1.08
                                  ==========  ==========  ==========  ==========
Net income per share - assuming
 dilution                              $0.50       $0.49       $1.11       $1.06
                                  ==========  ==========  ==========  ==========


5.     Comprehensive Income

      Comprehensive income (loss) was comprised of the following (in millions):

                                         Three Months Ended   Six Months Ended
                                              June 30             June 30
                                         ------------------- -------------------
                                            2000      1999      2000     1999
                                         --------- --------- --------- ---------
Net income                                  $24.1      23.3     $53.8     $50.7
Other comprehensive loss, net of taxes:
 Net unrealized losses on securities        (33.8)    (38.0)    (38.3)    (46.5)
Comprehensive income (loss)              --------- --------- --------- ---------
                                            $(9.7)   $(14.7)    $15.5      $4.2
                                         ========= ========= ========= =========


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

7.    Acquisition

     On June 12, 2000, the Company announced an agreement to acquire Wanger Asset Management, L.P. ("Wanger"), a registered investment advisor. This acquisition is expected to close during the fourth quarter of 2000. Total assets under management of Wanger as of June 30, 2000 were approximately $9.0 billion. The purchase price for this transaction is $280.0 million in cash. In addition, the Company has agreed to make additional payments over the next five years of up to $170.0 million in cash, contingent upon the attainment of certain earnings objectives. The purchase price and contingent payments are subject to adjustment in certain circumstances. This transaction will be accounted for as a purchase. The Company expects to fund the acquisition of Wanger with $80.0 million of cash and investments and $200.0 million of debt issued to Liberty Mutual Insurance Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   Net Income was $24.1 million or $0.50 per share for the quarter ended June 30, 2000 compared to $23.3 million or $0.49 per share for the quarter ended June 30, 1999. For the first six months of 2000, net income was $53.8 million or $1.11 per share compared to $50.7 million or $1.06 per share for the first six months of 1999. These increases resulted largely from higher investment spread and fee income. In addition, interest expense, net decreased. Partially offsetting these items were higher operating expenses, amortization expense, income tax expense and net realized investment losses.

   Pre-tax Income was $40.2 million for the quarter ended June 30, 2000 compared to $36.0 million for the quarter ended June 30, 1999. For the first six months of 2000, pre-tax income was $87.6 million compared to $80.0 million for the first six months of 1999. These increases resulted largely from higher investment spread and fee income. In addition, interest expense, net decreased. Partially offsetting these items were higher operating expenses, amortization expense and net realized investment losses.

   Investment Spread is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $83.2 million for the quarter ended June 30, 2000 compared to $67.7 million for the quarter ended June 30, 1999. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage for the quarter ended June 30, 2000 was 2.40% compared to 1.90% for the quarter ended June 30, 1999. For the first six months of 2000, investment spread was $161.8 million compared to $139.1 million for the first six months of 1999. The investment spread percentage was 2.34% for the first six months of 2000 compared to 1.95% for the first six months of 1999. These increases in investment spread percentage resulted primarily from increased yields on average invested assets, largely relating to returns on investments in private equity funds.

   Investment income was $216.4 million for the quarter ended June 30, 2000 compared to $197.1 million for the quarter ended June 30, 1999. The increase of $19.3 million in 2000 compared to 1999 includes a $24.1 million increase as a result of a higher average investment yield, partially offset by a $4.8 million decrease resulting from a lower level of average invested assets. The 2000 investment income was net of $23.5 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $19.4 million in 1999. The average investment yield was 6.83% for the quarter ended June 30, 2000 compared to 6.08% for the quarter ended June 30, 1999. For the first six months of 2000, investment income was $422.3 million compared to $403.3 million for the first six months of 1999. The increase of $19.0 million in 2000 compared to 1999 includes a $30.6 million increase as a result of a higher average investment yield, partially offset by an $11.6 million decrease resulting from a lower level of average invested assets. The 2000 investment income was net of $44.6 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $38.8 million in 1999. The average investment yield was 6.67% for the first six months of 2000 compared to 6.20% for the first six months of 1999.

   Interest credited to policyholders totaled $133.2 million for the quarter ended June 30, 2000 compared to $129.4 million for the quarter ended June 30, 1999. The increase of $3.8 million in 2000 compared to 1999 primarily relates to a $7.8 million increase as a result of a higher average interest credited rate, partially offset by a $4.0 million decrease as a result of a lower level of average policyholder balances. Policyholder balances averaged $12.0 billion (including $9.6 billion of fixed products, consisting of fixed annuities and a closed block of single premium whole life insurance, and $2.4 billion of equity-indexed annuities) for the quarter ended June 30, 2000 compared to $12.4 billion (including $10.2 billion of fixed products and $2.2 billion of equity-indexed annuities) for the quarter ended June 30, 1999. The average interest credited rate was 4.43% (5.26% on fixed products and 0.85% on equity-indexed annuities) for the quarter ended June 30, 2000 compared to 4.18% (4.98% on fixed products and 0.85% on equity-indexed annuities) for the quarter ended June 30, 1999. Keyport's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 100%) of the change in value of the S&P 500 Index. Keyport's equity-indexed annuities also provide a full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate was offset by investment income recognized on the S&P 500 Index call options resulting in a 0.85% net credited rate. For the first six months of 2000, interest credited to policyholders totaled $260.5 million compared to $264.2 million for the first six months of 1999. The decrease of $3.7 million in 2000 compared to 1999 primarily relates to an $8.6 million decrease resulting from a lower level of average policyholder balances, partially offset by a $4.9 million increase as a result of a higher average interest credited rate. Policyholder balances averaged $12.0 billion (including $9.7 billion of fixed products and $2.3 billion of equity-indexed annuities) for the first six months of 2000 compared to $12.4 billion (including $10.3 billion of fixed products and $2.1 billion of equity-indexed annuities) for the first six months of 1999. The average interest credited rate was 4.33% (5.13% on fixed products and 0.85% on equity-indexed annuities) for the first six months of 2000 compared to 4.25% (5.00% on fixed products and 0.85% on equity-indexed annuities) for the first six months of 1999.

   Average investments in the Company's general account (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.7 billion for the quarter ended June 30, 2000 compared to $13.0 billion for the quarter ended June 30, 1999. For the first six months of 2000, such average investments were $12.7 billion compared to $13.0 billion for the first six months of 1999. These decreases were primarily due to net redemptions and transfers to separate accounts, partially offset by the reinvestment of portfolio earnings for the twelve months ended June 30, 2000.

   Net Realized Investment Losses were $12.9 million for the quarter ended June 30, 2000 compared to $11.6 million for the quarter ended June 30, 1999. For the first six months of 2000, net realized investment losses were $16.8 million compared to $14.7 million for the first six months of 1999. The net realized investment losses in 2000 included losses of $5.4 million for the quarter and $8.7 million for the six months for certain fixed maturity investments where the decline in value was determined to be other than temporary.

   Investment Advisory and Administrative Fees are based on the market value of assets managed for mutual funds, private capital management and institutional investors. Investment advisory and administrative fees were $71.3 million for the quarter ended June 30, 2000 compared to $68.2 million for the quarter ended June 30, 1999. For the first six months of 2000, investment advisory and administrative fees were $143.2 million compared to $134.4 million for the first six months of 1999. These increases during 2000 compared to 1999 primarily reflect a higher level of average fee-based assets under management.

   Average fee-based assets under management were $52.2 billion for the quarter ended June 30, 2000 compared to $48.1 billion for the quarter ended June 30, 1999. For the first six months of 2000, average fee-based assets under management were $51.8 billion compared to $47.8 billion for the first six months of 1999. These increases during 2000 compared to 1999 resulted from net sales and market appreciation for the twelve months ended June 30, 2000. Investment advisory and administrative fees were 0.55% and 0.57% of average fee-based assets under management for the quarters ended June 30, 2000 and 1999, respectively. For the first six months of 2000 and 1999, such percentages were 0.55% and 0.56%, respectively.

   The amount of fee-based assets under management are affected by product sales and redemptions and changes in the market values of such assets under management. Fee-based assets under management and changes in such assets are set forth in the tables below (in billions).



Fee-Based Assets Under Management
                                                           As of June 30
                                                       ---------------------
                                                          2000        1999
                                                       ----------  ---------
     Mutual Funds:
        Intermediary-distributed                           $17.6      $18.3
        Direct-marketed                                      6.5        6.6
        Closed-end                                           2.8        2.4
        Variable annuity                                     2.1        1.8
                                                       ----------  ---------
                                                            29.0       29.1
     Private Capital Management                              9.5        8.5
     Institutional                                          14.0       11.5
                                                       ----------  ---------
        Total Fee-Based Assets Under Management*           $52.5      $49.1
                                                       ==========  =========
--------------
* As of June 30, 2000 and 1999, Keyport's insurance assets of $14.0 billion and $13.6 billion, respectively, bring total assets under management to $66.5 billion and $62.7 billion, respectively.

 Changes in Fee-Based Assets Under
 Management

                                          Three Months Ended   Six Months Ended
                                               June 30             June 30
                                          ------------------  ------------------
                                             2000      1999      2000     1999
                                          --------  --------  --------  --------
Fee-based assets under management -
 beginning                                  $53.1      $47.4    $51.4     $47.9
Sales and reinvestments:
  Mutual funds                                1.6       1.9       3.2       3.7
  Private Capital Management                  0.5       0.4       0.9       0.6
  Institutional                               1.3       0.9       2.2       1.5
                                          --------  --------  --------  --------
                                              3.4       3.2       6.3       5.8
                                          --------  --------  --------  --------
Redemptions and withdrawals:
  Mutual funds                               (1.6)     (2.0)     (3.8)     (3.9)
  Private Capital Management                 (0.3)     (0.2)     (0.5)     (0.3)
  Institutional                              (0.6)     (0.7)     (1.0)     (1.6)
                                          --------  --------  --------  --------
                                             (2.5)     (2.9)     (5.3)     (5.8)
                                          --------  --------  --------  --------
Market appreciation (depreciation)           (1.5)      1.4       0.1       1.2
                                          --------  --------  --------  --------
Fee-based assets under management -
 ending                                     $52.5     $49.1     $52.5     $49.1
                                          ========  ========  ========  ========

   Distribution and Service Fees are based on the market value of the Company's intermediary-distributed mutual funds. Distribution fees of 0.75% are generally earned on the average assets attributable to such funds sold with 12b-1 distribution fees and contingent deferred sales charges and service fees of 0.25% (net of amounts passed on to selling brokers) are generally earned on the total of such average mutual fund assets. These fees totaled $15.1 million for the quarter ended June 30, 2000 compared to $15.3 million for the quarter ended June 30, 1999. For the first six months of 2000, distribution and service fees were $30.5 million compared to $30.0 million for the first six months of 1999. As a percentage of intermediary-distributed average mutual fund assets, distribution and service fees were approximately 0.35% for the quarters ended June 30, 2000 and 1999. For the first six months of 2000 and 1999, such percentages were 0.35% and 0.34%, respectively.

    Transfer Agency Fees are based on the market value of assets managed in the Company's intermediary-distributed, direct-marketed and variable annuity mutual funds. Such fees were $12.2 million on average assets of $26.3 billion for the quarter ended June 30, 2000 and $12.8 million on average assets of $26.3 billion for the quarter ended June 30, 1999. For the first six months of 2000, transfer agency fees were $24.9 million on average assets of $26.5 billion and $25.7 million on average assets of $26.2 billion for the first six months of 1999. As a percentage of total average assets under management, transfer agency fees were approximately 0.19% for the quarters ended June 30, 2000 and 1999. For the first six months of 2000 and 1999, such percentages were 0.19% and 0.20%, respectively.

   Surrender Charges and Net Commissions are revenues earned on: a) the early withdrawal of annuity policyholder balances and redemptions of the intermediary-distributed mutual funds which were sold with 12b-1 distribution fees and contingent deferred sales charges; b) the distribution of the Company's intermediary-distributed mutual funds (net of the substantial portion of such commissions that is passed on to the selling brokers); and c) the sales of non-proprietary products in the Company's bank marketing businesses (net of commissions that are paid to the Company's client banks and brokers). Total surrender charges and net commissions were $9.3 million for the quarter ended June 30, 2000 compared to $9.0 million for the quarter ended June 30, 1999. For the first six months of 2000, total surrender charges and net commissions were $20.0 million compared to $17.4 million for the first six months of 1999.

   Surrender charges on fixed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed generally during the first six years. Such charges totaled $7.3 million for the quarter ended June 30, 2000 and $6.0 million for the quarter ended June 30, 1999. For the first six months of 2000, surrender charges were $14.7 million compared to $11.5 million for the first six months of 1999. Total annuity withdrawals represented 16.9% and 15.0% of the total average annuity policyholder and separate account balances for the quarters ended June 30, 2000 and 1999, respectively. For the first six months of 2000 and 1999, the corresponding percentages were 15.9% and 14.0%, respectively. Net commissions were $2.0 million for the quarter ended June 30, 2000 and $3.0 million for the quarter ended June 30, 1999. For the first six months of 2000, net commissions were $5.3 million compared to $5.9 million for the first six months of 1999.

   Separate Account Fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. In addition, for certain separate institutional accounts, the difference between investment income and interest credited on these institutional accounts is included in separate account fees. These fees, which are primarily based on the market values of the assets in separate accounts supporting the contracts, were $11.1 million for the quarter ended June 30, 2000 compared to $7.7 million for the quarter ended June 30, 1999. For the first six months of 2000, separate account fees were $21.8 million compared to $14.3 million for the first six months of 1999. The increase in separate account fees was due to the increase in separate account assets in 2000. Such fees represented 1.23% and 1.26% of average variable annuity, variable life and institutional separate account balances for the quarters ended June 30, 2000 and 1999, respectively. For the first six months of 2000 and 1999, such percentages were 1.25% and 1.27%, respectively.

   Operating Expenses primarily represent compensation, marketing, and other general and administrative expenses. These expenses were $99.6 million for the quarter ended June 30, 2000 compared to $90.5 million for the quarter ended June 30, 1999. For the first six months of 2000, operating expenses were $201.9 million compared to $179.2 million for the first six months of 1999. These increases during 2000 compared to 1999 were primarily related to the expansion of investment management capabilities, mutual fund product lines, distribution and electronic commerce activities. Operating expenses expressed as a percent of average total assets under management were 0.60% for the quarter ended June 30, 2000 compared to 0.59% for the quarter ended June 30, 1999. For the first six months of 2000 and 1999, such percentages were 0.62% and 0.59%, respectively.

   Amortization of Deferred Policy Acquisition Costs relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $29.8 million for the quarter ended June 30, 2000 compared to $22.5 million for the quarter ended June 30, 1999. For the first six months of 2000, amortization of deferred policy acquisition costs was $56.9 million compared to $46.7 million for the first six months of 1999. The increase during 2000 compared to 1999 was due to the increased profit realized on the in-force business. Amortization expense represented 31.6% and 29.8% of investment spread and separate account fees for the quarters ended June 30, 2000 and 1999, respectively. For the first six months of 2000 and 1999, the corresponding percentages were 31.0% and 30.4%, respectively.

   Amortization of Deferred Distribution Costs relates to the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Amortization was $10.4 million for the quarter ended June 30, 2000 compared to $9.7 million for the quarter ended June 30, 1999. For the first six months of 2000, amortization of deferred distribution costs was $20.6 million compared to $19.2 million for the first six months of 1999.

   Amortization of Intangible Assets relates to goodwill and certain identifiable intangible assets arising from business combinations accounted for as purchases. Amortization was $5.1 million for the quarters ended June 30, 2000 and 1999. For the first six months of 2000, amortization of intangible assets was $10.2 million compared to $10.1 million for the first six months of 1999. The Company has experienced higher than anticipated redemptions of assets under management at an acquired company, which at June 30, 2000 had goodwill and other intangible assets of $82.1 million. Although the Company has determined that there is no impairment of goodwill and other intangible assets at this time, if the higher level of redemptions were to continue and sales were not to increase, the Company's estimate of related future cash flows may change, resulting in the need to record an impairment loss.

   Interest Expense, Net was $4.2 million for the quarter ended June 30, 2000 compared to $5.3 million for the quarter ended June 30, 1999. For the first six months of 2000, interest expense, net was $8.2 million compared to $11.0 million for the first six months of 1999. Interest expense primarily consists of interest on notes payable and interest on the Liberty Funds Group revolving credit facility which is utilized to finance deferred sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Interest expense was net of interest income of $5.9 million and $3.8 million for the quarters ended June 30, 2000 and 1999, respectively. For the first six months of 2000 and 1999, interest expense was net of interest income of $11.7 million and $6.9 million, respectively.

   Income Tax Expense was $16.1 million or 40.0% of pre-tax income for the quarter ended June 30, 2000 compared to $12.7 million, or 35.3% of pre-tax income for the quarter ended June 30, 1999. For the first six months of 2000, income tax expense was $33.8 million or 38.6% of pre-tax income compared to $29.3 million or 36.6% of pre-tax income for the first six months of 1999.

Financial Condition

   Stockholders' Equity was $1.20 billion as of June 30, 2000 compared to $1.19 billion as of December 31, 1999. Net income for the first six months of 2000 was $53.8 million and cash dividends on the Company's preferred and common stock totaled $3.2 million. Common stock totaling $1.7 million was issued in connection with the exercise of stock options. An increase in accumulated other comprehensive loss, which consists of net unrealized investment losses, net of adjustments to deferred policy acquisition costs and income taxes, during the period decreased stockholders' equity by $38.3 million.

   Book Value Per Share amounted to $24.94 at June 30, 2000 compared to $24.99 at December 31, 1999. Excluding net unrealized losses on investments, book value per share amounted to $29.02 at June 30, 2000 and $28.32 at December 31, 1999. As of June 30, 2000, there were 48.2 million common shares outstanding compared to 47.5 million shares as of December 31, 1999.

   Investments not including cash and cash equivalents, totaled $12.2 billion at June 30, 2000 and December 31, 1999.

   The Company manages the majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity securities for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire portfolio of fixed maturity securities as "available for sale" and accordingly carries such investments at fair value. The Company's total investments at June 30, 2000 and December 31, 1999 reflected net unrealized losses of $343.7 million and $318.6 million, respectively.

   Approximately $11.2 billion, or 80.2%, of the Company's general account and certain separate account investments at June 30, 2000, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At June 30, 2000, the carrying value of investments in below investment grade securities represented $1.2 billion or 8.5% of general account investments, including cash and cash equivalents in the Company's annuity operations, and certain separate account investments. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

   The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports, and other externally generated information concerning the borrower's affairs. In the case of publicly traded fixed maturity securities, management also considers market value quotations if available. As of June 30, 2000 and December 31, 1999, the carrying value of fixed maturity securities that were non-income producing was $28.3 million and $22.6 million, respectively.

Derivatives

   As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. The Company had 61 and 67 outstanding swap agreements with an aggregate notional principal amount of $2.9 billion and $3.4 billion as of June 30, 2000 and December 31, 1999, respectively.

   With respect to the Company's equity-indexed annuities and certain separate account liabilities, the Company buys call options, futures and certain total return swap agreements on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $489.0 million and $701.1 million as of June 30, 2000 and December 31, 1999, respectively. The Company had total return swap agreements with a carrying value of $29.9 million and $37.8 million as of June 30, 2000 and December 31, 1999, respectively.

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

Acquisition

     On June 12, 2000, the Company announced an agreement to acquire Wanger Asset Management, L.P. ("Wanger"), a registered investment advisor. This acquisition is expected to close during the fourth quarter of 2000. Total assets under management of Wanger as of June 30, 2000 were approximately $9.0 billion. The purchase price for this transaction is $280.0 million in cash. In addition, the Company has agreed to make additional payments over the next five years of up to $170.0 million in cash, contingent upon the attainment of certain earnings objectives. The purchase price and contingent payments are subject to adjustment in certain circumstances. This transaction will be accounted for as a purchase.

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

   The Company has a $150.0 million revolving credit facility (the "Facility"), established in April 1999 which is utilized to finance sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. This five year Facility is secured by such 12b-1 distribution fees and contingent deferred sales charges. Interest accrues on the outstanding borrowings under the Facility at a rate determined by sales of highly rated commercial paper backed in part by the security interest in such fees and charges. At June 30, 2000, the interest paid on borrowings under the Facility was at the rate of 6.66% per annum.

   Current Rhode Island insurance law applicable to Keyport permits the payment of dividends or distributions, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of Keyport's statutory surplus as of the preceding December 31 or (ii) Keyport's statutory net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of June 30, 2000, the amount of dividends that Keyport could pay without such approval was $47.8 million. Future regulatory changes and credit agreements may create additional limitations on the ability of the Company's subsidiaries to pay dividends.

   Based upon the historical cash flow of the Company, the Company's current financial condition and the Company's expectation that there will not be a material adverse change in the results of operations of the Company and its subsidiaries during the next twelve months, the Company believes that cash flow provided by operating activities over this period will provide sufficient liquidity for the Company to meet its working capital, capital investment and other operational cash needs, its debt service obligations, its obligations to pay dividends on the preferred stock and its intentions to pay dividends on the common stock. The Company may require external sources of liquidity in order to finance material acquisitions where the purchase price is not paid in equity. The Company expects to fund the acquisition of Wanger with $80.0 million of cash and investments and $200.0 million of debt issued to Liberty Mutual Insurance Company.

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

   Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from annuity premiums and deposits, net investment income, and from the sales and maturities of fixed investments.
Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of June 30, 2000, $11.2 billion, or 78.2%, of Keyport's general account and certain separate account investments are considered readily marketable.

   To the extent that unanticipated surrenders cause Keyport to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurances can be given, Keyport believes that liquidity to fund anticipated withdrawals would be available through incoming cash flow and the sale of short-term or floating-rate investments, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market. In addition, the Company's fixed-rate products incorporate surrender charges to encourage persistency and to make the cost of its policyholder balances more predictable. Approximately 75.0% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions as of June 30, 2000.

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

Forward-Looking Statements

   The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Investors are cautioned that all statements not based on historical fact, trend analyses and other information contained in this report or in any of the Company's filings under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act"), relative to the markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions, constitute forward-looking statements under the Reform Act. These forward-looking statements are made based on current expectations and assumptions and are subject to known and unknown risks, uncertainties and other factors, many of which are beyond the Company's control, that may cause actual results to be materially different from those expressed or implied by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and market factors, such as prevailing interest rate levels, stock market performance and fluctuations in the market for retirement-oriented savings products and investment management products, which may adversely affect the ability of the Company to sell its products and services and the market value of the Company's investments and assets under management and, therefore, the portion of its revenues that are based on a percentage of assets under management; (2) the Company's ability to manage effectively its investment spread (i.e. the amount by which investment income exceeds interest credited to annuity and life insurance policyholders) as a result of changes in interest rates and crediting rates to policyholders, market conditions and other factors (the Company's results of operations and financial condition are significantly dependent on the Company's ability to manage effectively its investment spread); (3) levels of surrenders, withdrawals and net redemptions of the Company's retirement-oriented insurance products and investment management products; (4) relationships with investment management clients, including levels of assets under management; (5) the ability of the Company to manage effectively certain risks with respect to its investment portfolio, including risks relating to holding below investment grade securities and the ability to dispose of illiquid and/or restricted securities at desired times and prices, and the ability to manage and hedge against interest rate changes through asset/liability management techniques; (6) competition in the sale of the Company's products and services, including the Company's ability to establish and maintain relationships with distributors of its products; (7) changes in financial ratings of Keyport or those of its competitors; (8) the Company's ability to attract and retain key employees, including senior officers, portfolio managers and sales executives; (9) the impact of and compliance by the Company with existing and future regulation, including restrictions on the ability of certain subsidiaries to pay dividends and any obligations of the Company under any guaranty fund assessment laws; (10) changes in applicable tax laws which may affect the relative tax advantages and attractiveness of some of the Company's products; (11) the result of any litigation or legal proceedings involving the Company; (12) changes in generally accepted accounting principles and the impact of accounting principles and pronouncements on the Company's financial condition and results of operations;
(13) changes in the Company's senior debt ratings; (14) changes in operating expense levels; (15) acquisition risks, including risks that the acquisition of Wanger Asset Management, L.P. will not close or that, if it closes, the acquisition and integration of Wanger will not be as successful as anticipated; and (16) the other risk factors or uncertainties contained from time to time in any document incorporated by reference in this report or otherwise filed by the Company under the Exchange Act. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that the estimates and expectations reflected in such statements will be achieved.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   There have been no material changes during the first six months of 2000 in the Company's market risks or in the methods which the Company uses to manage such risks, which are described in the Company's Form 10-K for the year ended December 31, 1999.

                                     Part II

 Item 4.  Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Stockholders was held on May 8, 2000. The following matters were submitted to a vote of the shareholders at the Annual Meeting with the following results:

     1. Election of the following individuals as directors of the Company for a term of three years:



                                Common Stock          Series A Preferred Stock
                             ---------------------    ------------------------
                              For         Withheld       For          Withheld
                             ----         --------      ----          --------
 Michael J. Babcock        46,526,145      97,913       444,454        14,061

 Gary L. Countryman        44,715,971   1,908,087       444,454        14,061

 John P. Hamill            46,525,445      98,613       444,454        14,061

 Marian L. Heard           46,504,116     119,942       444,454        14,061


      No other matters were submitted to the shareholders for a vote.

 Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

   12 Statement re Computation of Ratios
   27 Financial Data Schedule

(b) Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

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






Date:   August 11, 2000

                                  Exhibit Index

Exhibit No.   Description                                              Page
-----------   -----------                                              ----
     12      Statement re Computation of Ratios
     27      Financial Data Schedule