Form 10-Q/A
period 2000-03-31
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 2000-11-14
CIK 936372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[ X ] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000
                               --------------
                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from_____________ to________________

                         Commission file number: 1-13654
                                               ---------

                        LIBERTY FINANCIAL COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                  Massachusetts
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   04-3260640
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

                   600 Atlantic Avenue, Boston, Massachusetts
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                   02210-2214
--------------------------------------------------------------------------------
                                   (Zip Code)

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


Exhibit Index - Page 23                                             Page 1 of 25

                              EXPLANATORY STATEMENT
                              ---------------------



     This Form 10-Q/A restates the Company's Form 10-Q originally filed on May 12, 2000 to reflect the after-tax net change in unrealized and undistributed gains in private equity limited partnerships. The net increase in net income and net income per share was $9.7 million and $0.20 per share, respectively, and is described in Note 6 of the Notes to Consolidated Financial Statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
         QUARTERLY REPORT ON FORM 10-Q/A FOR PERIOD ENDED MARCH 31, 2000




                                TABLE OF CONTENTS
                                -----------------

                                                                                                           PAGE
PART I.            FINANCIAL INFORMATION


Item 1.            Financial Statements

                   Consolidated Balance Sheets as of March 31, 2000 and December 31,
                      1999                                                                                  4

                   Consolidated Income Statements for the Three Months Ended March 31, 2000
                      and 1999                                                                              5

                   Consolidated Statements of Cash Flows for the Three Months Ended
                      March 31, 2000 and 1999                                                               6

                   Consolidated Statement of Stockholders' Equity for the Three Months Ended
                      March 31, 2000                                                                        7

                   Notes to Consolidated Financial Statements                                               8

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                           12

Item 3.            Quantitative and Qualitative Disclosures About Market Risk                              21

PART II.           OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K                                                        21

Signatures                                                                                                 22

Exhibit Index                                                                                              23

                        LIBERTY FINANCIAL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                           MARCH 31              DECEMBER 31
                                                                            2000                    1999
                                                                     -----------------      -----------------
                                                                        UNAUDITED
                                                                        (RESTATED)
                                     ASSETS

Assets:
   Investments                                                             $12,211.0              $12,195.1
   Cash and cash equivalents                                                 1,603.5                1,232.6
   Accrued investment income                                                   164.1                  162.0
   Deferred policy acquisition costs                                           681.4                  739.2
   Deferred distribution costs                                                 157.0                  153.7
   Intangible assets                                                           277.8                  282.0
   Other assets                                                                483.2                  244.8
   Separate account assets                                                   3,626.6                3,363.1
                                                                     -----------------      -----------------
                                                                           $19,204.6              $18,372.5
                                                                     =================      =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policyholder balances                                                   $12,071.4              $12,109.6
   Notes payable                                                               562.0                  552.0
   Payable for investments purchased and loaned                              1,279.9                  754.9
   Other liabilities                                                           466.2                  453.1
   Separate account liabilities                                              3,588.5                3,301.0
                                                                     -----------------      -----------------
      Total liabilities                                                     17,968.0               17,170.6
                                                                     -----------------      -----------------

Series A redeemable convertible preferred stock, par value $.01;
   authorized, issued and outstanding 324,759 shares in 2000 and
   1999                                                                         16.2                   16.0
                                                                     -----------------      -----------------

Stockholders' Equity:
   Common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding 47,824,052 shares in 2000 and
      47,462,995 shares in 1999                                                  0.5                    0.5
   Additional paid-in capital                                                  926.6                  923.0
   Retained earnings                                                           459.4                  425.2
   Accumulated other comprehensive loss                                       (162.6)                (158.1)
   Unearned compensation                                                        (3.5)                  (4.7)
                                                                     -----------------      -----------------
      Total stockholders' equity                                             1,220.4                1,185.9
                                                                     -----------------      -----------------
                                                                           $19,204.6              $18,372.5
                                                                     =================      =================


          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                                 ---------------------------
                                                                    2000            1999
                                                                 ---------------------------
                                                                 (RESTATED)

Investment income, including distributions from
       private equity limited partnerships of $1.7 million
       for the three months ended March 31, 2000                 $   205.9      $   206.2
Interest credited to policyholders                                  (127.3)        (134.8)
                                                                 ----------     ----------
INVESTMENT SPREAD                                                     78.6           71.4
                                                                 ----------     ----------
NET REALIZED INVESTMENT LOSSES                                        (3.9)          (3.1)
                                                                 ----------     ----------
NET CHANGE IN UNREALIZED AND UNDISTRIBUTED GAINS IN
PRIVATE EQUITY LIMITED PARTNERSHIPS                                   15.0            -
Fee income:
       Investment advisory and administrative fees                    71.9           66.2
       Distribution and service fees                                  15.4           14.7
       Transfer agency fees                                           12.7           12.9
       Surrender charges and net commissions                          10.7            8.4
       Separate account fees                                          10.7            6.6
                                                                 ----------     ----------
TOTAL FEE INCOME                                                     121.4          108.8
                                                                 ----------     ----------
Expenses:
       Operating expenses                                           (102.3)         (88.7)
       Amortization of deferred policy acquisition costs             (27.1)         (24.2)
       Amortization of deferred distribution costs                   (10.2)          (9.5)
       Amortization of intangible assets                              (5.1)          (5.0)
       Interest expense, net                                          (4.0)          (5.7)
                                                                 ----------     ----------
TOTAL EXPENSES                                                      (148.7)        (133.1)
                                                                 ----------     ----------
PRE-TAX INCOME                                                        62.4           44.0
Income tax expense                                                   (23.0)         (16.6)
                                                                 ----------     ----------
NET INCOME                                                       $    39.4      $    27.4
                                                                 ==========     ==========
Net income per share - basic                                     $     0.83     $     0.59
                                                                 ==========     ==========
Net income per share - assuming dilution                         $     0.82     $     0.58
                                                                 ==========     ==========


          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                    UNAUDITED


                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                     -------------------------------
                                                                                          2000              1999
                                                                                      -------------     -------------
                                                                                       (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $   39.4          $   27.4
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                                             20.3              20.4
   Interest credited to policyholders                                                       127.3             134.8
   Net realized investment losses                                                             3.9               3.1
   Net change in unrealized and undistributed gains in private equity limited
         partnerships                                                                       (15.0)                -
   Net amortization on investments                                                           22.6              21.3
   Change in deferred policy acquisition costs                                               (9.0)             (2.1)
   Net change in other assets and liabilities                                                13.2             (22.9)
                                                                                      -------------     -------------
        Net cash provided by operating activities                                           202.7             182.0
                                                                                      -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments purchased available for sale                                                (628.9)         (1,519.4)
   Investments sold available for sale                                                      663.6           1,190.8
   Investments matured available for sale                                                    36.5              80.8
   Change in policy loans, net                                                               (7.9)             (4.2)
   Change in mortgage loans, net                                                              0.7              40.9
   Other                                                                                     (2.9)             (5.8)
                                                                                      -------------     -------------
          Net cash provided by (used in) investing activities                                61.1            (216.9)
                                                                                      -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Withdrawals from policyholder accounts                                                  (516.4)           (456.3)
   Deposits to policyholder accounts                                                        310.9             154.9
   Securities lending                                                                       302.9             599.5
   Change in notes payable                                                                   10.0              20.5
   Exercise of stock options                                                                  1.3               1.5
   Dividends paid                                                                            (1.6)             (1.6)
                                                                                      -------------     -------------
           Net cash provided by financing activities                                        107.1             318.5
                                                                                      -------------     -------------
   Increase in cash and cash equivalents                                                    370.9             283.6
   Cash and cash equivalents at beginning of period                                       1,232.6             984.1
                                                                                      -------------     -------------
   Cash and cash equivalents at end of period                                           $ 1,603.5         $ 1,267.7
                                                                                      =============     =============


          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (IN MILLIONS)
                                    UNAUDITED


                                                                            ACCUMULATED
                                              ADDITIONAL                       OTHER                                   TOTAL
                                               PAID-IN      RETAINED        COMPREHENSIVE         UNEARNED         STOCKHOLDERS'
                              COMMON STOCK     CAPITAL      EARNINGS           LOSS            COMPENSATION           EQUITY
                              ------------- ------------ --------------- ------------------- ----------------- -------------------
BALANCE,
   DECEMBER 31, 1999                 $0.5       $923.0          $425.2            $(158.1)             $(4.7)            $1,185.9
Effect of stock-based
   compensation plans                              0.2                                                   1.2                  1.4
Accretion to face value
   of preferred stock                                             (0.2)                                                      (0.2)
Common stock
   dividends                                       3.4            (4.8)                                                      (1.4)
Preferred stock
   dividends                                                      (0.2)                                                      (0.2)
Net income (Restated)                                             39.4                                                       39.4
Other comprehensive
    loss, net of tax                                                                 (4.5)                                   (4.5)
                              ------------- ------------ --------------- ------------------- ----------------- -------------------
BALANCE,
   MARCH 31, 2000                    $0.5       $926.6          $459.4            $(162.6)             $(3.5)            $1,220.4
                              ============= ============ =============== =================== ================= ===================


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

         The Company's reportable segments offer different products and are each managed separately. Information by reportable segment is shown below (in millions):


                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                           ----------------------------
                                                                                                2000           1999
                                                                                           -------------- -------------
                                                                                              (RESTATED)
     Statement of Operations Data
     REVENUES (EXCLUDING NET REALIZED INVESTMENT LOSSES AND NET CHANGE IN
     UNREALIZED AND UNDISTRIBUTED GAINS IN PRIVATE EQUITY LIMITED PARTNERSHIPS):
       Annuity:
         Unaffiliated                                                                            $226.3        $219.8
         Intersegment                                                                              (3.8)         (2.9)
                                                                                            -------------- -------------
         Total annuity                                                                            222.5         216.9
                                                                                            -------------- -------------
       Asset management:
         Unaffiliated                                                                             101.0          95.2
         Intersegment                                                                               3.8           2.9
                                                                                            -------------- -------------
         Total asset management                                                                   104.8          98.1
                                                                                            -------------- -------------
         Total revenues (excluding net realized investment losses and net change in unrealized and undistributed gains in private equity
           limited partnerships)                                                                 $327.3        $315.0
                                                                                            ============== =============

                                                                                                 THREE MONTHS ENDED
                                                                                                         MARCH 31
                                                                                            ----------------------------
                                                                                                  2000           1999
                                                                                            -------------- -------------
                                                                                               (RESTATED)
     INCOME BEFORE INCOME TAXES:
       Annuity:
         Income before amortization of intangible assets                                          $50.2         $42.2
         Amortization of intangible assets                                                         (0.3)         (0.3)
                                                                                            -------------- -------------
           Subtotal annuity                                                                        49.9          41.9
                                                                                            -------------- -------------
       Asset management:
         Income before amortization of intangible assets                                           17.0          22.0
         Amortization of intangible assets                                                         (4.8)         (4.6)
                                                                                            -------------- -------------
           Subtotal asset management                                                               12.2          17.4
                                                                                            -------------- -------------
       Other:
         Loss before amortization of intangible assets                                            (10.8)        (12.1)
         Amortization of intangible assets                                                           -           (0.1)
                                                                                            -------------- -------------
          Subtotal other                                                                          (10.8)        (12.2)
                                                                                            -------------- -------------
       Income before net realized investment losses, net change in unrealized and undistributed gains in private equity limited
           partnerships, and income taxes                                                          51.3          47.1
       Net realized investment losses                                                              (3.9)         (3.1)
       Net change in unrealized and undistributed gains in private equity
           limited partnerships                                                                    15.0             -
                                                                                            -------------- -------------
          Total income before income taxes                                                        $62.4         $44.0
                                                                                            ============== =============

3.   INVESTMENTS

         Investments were comprised of the following (in millions):


                                                 MARCH 31            DECEMBER 31
                                                   2000                 1999
                                             ----------------     ----------------
                                               (RESTATED)

Fixed maturities                                 $10,567.2            $10,516.1
Equity securities                                     35.5                 37.9
Policy loans                                         607.4                599.5
Other invested assets                              1,000.9              1,041.6
                                             ----------------     ----------------
    Total                                        $12,211.0            $12,195.1
                                             ================     ================


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

4.   NET INCOME PER SHARE

         The following table sets forth the computation of net income per share-basic and net income per share-assuming dilution:


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                       -------------------------------
                                                                            2000            1999
                                                                       --------------- ---------------
                                                                         (RESTATED)

    Numerator (in millions)
       Net income                                                              $39.4           $27.4
       Less: preferred stock dividends                                          (0.2)           (0.2)
                                                                       --------------- ---------------
       Numerator for net income per share - basic - income available
        to common stockholders                                                  39.2            27.2
       Plus: income impact of assumed conversions
        Preferred stock dividends                                                0.2             0.2
                                                                       --------------- ---------------
         Numerator for net income per share - assuming dilution -
           income available to common stockholders after assumed
           conversions                                                         $39.4           $27.4
    Denominator
         Denominator for net income per share - basic -
           weighted-average shares                                        47,363,267      46,335,719
    Effect of dilutive securities:
        Employee stock options                                               393,549         689,044
        Convertible preferred stock                                          514,370         514,370
                                                                       --------------- ---------------
    Dilutive potential common shares                                         907,919       1,203,414
                                                                       --------------- ---------------
         Denominator for net income per share - assuming dilution         48,271,186      47,539,133
                                                                       =============== ===============
    Net income per share - basic                                               $0.83           $0.59
                                                                       =============== ===============
    Net income per share - assuming dilution                                   $0.82           $0.58
                                                                       =============== ===============

5.   COMPREHENSIVE INCOME

         Comprehensive income was comprised of the following (in millions):


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                           -------------------------------
                                                                                2000            1999
                                                                           ---------------  --------------
                                                                             (RESTATED)

              Net income                                                           $39.4           $27.4
              Other comprehensive loss, net of tax:
                  Net unrealized investment losses                                  (4.5)           (8.5)
                                                                           ---------------  --------------
              Comprehensive income                                                 $34.9           $18.9
                                                                           ===============  ==============


6. NET CHANGE IN UNREALIZED AND UNDISTRIBUTED GAINS IN PRIVATE EQUITY LIMITED PARTNERSHIPS


         The Company is restating its results of operations and related financial statements by filing this Form 10-Q/A to reflect the net change in unrealized and undistributed gains in private equity limited partnerships.



         The net change in unrealized and undistributed gains in private equity limited partnerships is accounted for on the equity method and represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $27.8 million for the three months ended March 31, 2000, and net of amounts realized, which are recognized in investment income, of $1.7 million for the three months ended March 31, 2000. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. The corresponding amounts in 1999 were insignificant.



         The net increase in net income and net income per share resulting from such change was $9.7 million and $0.20 per share, respectively, for the quarter ended March 31, 2000.


7.   RECENT ACCOUNTING PRONOUNCEMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The discussion below is based on the Company's restated results of operations and related financial statements contained in this Form 10-Q/A which reflect the after-tax net change in unrealized and undistributed gains in private equity limited partnerships. See Note 6 of the Notes to Consolidated Financial Statements.


RESULTS OF OPERATIONS


     NET INCOME was $39.4 million or $0.83 per share for the quarter ended March 31, 2000 compared to $27.4 million or $0.58 per share for the quarter ended March 31, 1999. The increase resulted largely from the net change in unrealized and undistributed gains in private equity limited partnerships, higher investment spread and fee income. In addition, interest expense, net decreased. Partially offsetting these items were higher operating expenses, amortization expense and income tax expense.



     PRE-TAX INCOME was $62.4 million for the quarter ended March 31, 2000 compared to $44.0 million for the quarter ended March 31, 1999. The increase resulted largely from the net change in unrealized and undistributed gains in private equity limited partnerships, higher investment spread and fee income. In addition, interest expense, net decreased. Partially offsetting these items were higher operating expenses and amortization expense.



     INVESTMENT SPREAD is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $78.6 million for the quarter ended March 31, 2000 compared to $71.4 million for the quarter ended March 31, 1999. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage for the quarter ended March 31, 2000 was 2.26% compared to 1.99% for the quarter ended March 31, 1999. The increase in the investment spread percentage resulted from an increased yield on average invested assets, largely relating to distributed realized gains in private equity limited partnerships, including those accounted for under the cost method, and from decreased crediting rates to policyholders.


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


     NET CHANGE IN UNREALIZED AND UNDISTRIBUTED GAINS IN PRIVATE EQUITY LIMITED PARTNERSHIPS is accounted for on the equity method and represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $27.8 million for the three months ended March 31, 2000, and net of amounts realized, which are recognized in investment income, of $1.7 million for the three months ended March 31, 2000. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. The increase for the three months ended March 31, 2000 was due primarily to the increase in the valuation of the underlying investments of certain private equity limited partnerships. The corresponding amounts in 1999 were insignificant. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.



     The net increase in net income and net income per share resulting from such change was $9.7 million and $0.20 per share, respectively, for the quarter ended March 31, 2000.


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

     The amount of fee-based assets under management is affected by product sales and redemptions and changes in the market values of such assets under management. Fee-based assets under management and changes in such assets are set forth in the tables below (in billions).

FEE-BASED ASSETS UNDER MANAGEMENT

                                                                                   AS OF MARCH 31
                                                                            ------------------------------
                                                                                2000             1999
                                                                            -------------    -------------
  Mutual Funds:
        Intermediary-distributed                                                  $18.0            $17.7
        Direct-marketed                                                             6.9              6.6
        Closed-end                                                                  2.9              2.4
        Variable annuity                                                            2.1              1.6
                                                                            -------------    -------------
                                                                                   29.9             28.3
  Private Capital Management                                                        9.6              8.1
  Institutional                                                                    13.6             11.0
                                                                            -------------    -------------
        Total Fee-Based Assets Under Management*                                  $53.1            $47.4
                                                                            =============    =============

--------------
* As of March 31, 2000 and 1999, Keyport's insurance assets of $14.0 billion and $13.4 billion, respectively, bring total assets under management to $67.1 billion and $60.8 billion, respectively.

CHANGES IN FEE-BASED ASSETS UNDER MANAGEMENT

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                           -------------------------------
                                                                               2000              1999
                                                                           --------------    -------------
  Fee-based assets under management - beginning                                 $51.4             $47.9
  Sales and reinvestments:
       Mutual funds                                                               1.6               1.8
       Private Capital Management                                                 0.4               0.2
       Institutional                                                              0.9               0.6
                                                                           --------------    -------------
                                                                                  2.9               2.6
  Redemptions and withdrawals:
       Mutual funds                                                              (2.2)             (1.9)
       Private Capital Management                                                (0.2)             (0.1)
       Institutional                                                             (0.4)             (0.9)
                                                                           --------------    -------------
                                                                                 (2.8)             (2.9)
  Market appreciation (depreciation)                                              1.6              (0.2)
                                                                           --------------    -------------
  Fee-based assets under management - ending                                    $53.1             $47.4
                                                                           ==============    =============

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


     INCOME TAX EXPENSE was $23.0 million or 36.9% of pre-tax income for the quarter ended March 31, 2000 compared to $16.6 million, or 37.7% of pre-tax income for the quarter ended March 31, 1999.


FINANCIAL CONDITION


     STOCKHOLDERS' EQUITY was $1.22 billion as of March 31, 2000 compared to $1.19 billion as of December 31, 1999. Net income for the first three months of 2000 was $39.4 million and cash dividends on the Company's preferred and common stock totaled $1.6 million. Common stock totaling $1.3 million was issued in connection with the exercise of stock options. An increase in accumulated other comprehensive loss which consists of net unrealized investment losses, net of adjustments to deferred policy acquisition costs and income taxes, during the period decreased stockholders' equity by $4.5 million.



     BOOK VALUE PER SHARE amounted to $25.52 at March 31, 2000 compared to $24.99 at December 31, 1999. Excluding net unrealized losses on investments, book value per share amounted to $28.92 at March 31, 2000 and $28.32 at December 31, 1999. As of March 31, 2000, there were 47.8 million common shares outstanding compared to 47.5 million shares as of December 31, 1999.


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

FORWARD-LOOKING STATEMENTS


     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Investors are cautioned that all statements not based on historical fact, trend analyses and other information contained in this report or in any of the Company's filings under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act"), relative to the markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions, constitute forward-looking statements under the Reform Act. These forward-looking statements are made based on current expectations and assumptions and are subject to known and unknown risks, uncertainties and other factors, many of which are beyond the Company's control, that may cause actual results to be materially different from those expressed or implied by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and market factors, such as prevailing interest rate levels, stock market performance and fluctuations in the market for retirement-oriented savings products and investment management products, which may adversely affect the ability of the Company to sell its products and services and the market value of the Company's investments and assets under management and, therefore, the portion of its revenues that are based on a percentage of assets under management; (2) the Company's ability to manage effectively its investment spread (i.e. the amount by which investment income exceeds interest credited to annuity and life insurance policyholders) as a result of changes in interest rates and crediting rates to policyholders, market conditions and other factors (the Company's results of operations and financial condition are significantly dependent on the Company's ability to manage effectively its investment spread); (3) that the net change in unrealized and undistributed gains in private equity limited partnerships will not be realized or that future losses on such investments will not occur; (4) levels of surrenders, withdrawals and net redemptions of the Company's retirement-oriented insurance products and investment management products; (5) relationships with investment management clients, including levels of assets under management; (6) the ability of the Company to manage effectively certain risks with respect to its investment portfolio, including risks relating to holding below investment grade securities and the ability to dispose of illiquid and/or restricted securities at desired times and prices, and the ability to manage and hedge against interest rate changes through asset/liability management techniques; (7) competition in the sale of the Company's products and services, including the Company's ability to establish and maintain relationships with distributors of its products; (8) changes in financial ratings of Keyport or those of its competitors; (9) the Company's ability to attract and retain key employees, including senior officers, portfolio managers and sales executives; (10) the impact of and compliance by the Company with existing and future regulation, including restrictions on the ability of certain subsidiaries to pay dividends and any obligations of the Company under any guaranty fund assessment laws; (11) changes in applicable tax laws which may affect the relative tax advantages and attractiveness of some of the Company's products; (12) the result of any litigation or legal proceedings involving the Company; (13) changes in generally accepted accounting principles and the impact of accounting principles and pronouncements on the Company's financial condition and results of operations;
(14) changes in the Company's senior debt ratings; (15) changes in operating expense levels; (16) acquisition risks; and (17) the other risk factors or uncertainties contained from time to time in any document incorporated by reference in this report or otherwise filed by the Company under the Exchange Act. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that the estimates and expectations reflected in such statements will be achieved.

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

               LIBERTY FINANCIAL COMPANIES, INC.

                       /s/ J. Andy Hilbert
               ----------------------------------------
                           J. Andy Hilbert
                    (Duly Authorized Officer and
                       Chief Financial Officer)


Date:   November 14, 2000

                                  EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION                                                                          PAGE

       12          Statement re Computation of Ratios                                                     24
       27          Financial Data Schedule                                                                25