Form 10-Q/A
period 2000-06-30
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 2000-11-14
CIK 936372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


/X/ AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934
For the transition period from                         to
                                 --------------------      -------------------

                        Commission file number: 1-13654.

                        LIBERTY FINANCIAL COMPANIES, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Massachusetts                             04-3260640
       ----------------------------------------------------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)


       600 Atlantic Avenue, Boston, Massachusetts         02210-2214
       ----------------------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)

                                 (617) 722-6000
       ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


       ----------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                              if changed since last report)

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


Exhibit Index - Page  25                                         Page 1 of 27

                              EXPLANATORY STATEMENT



     This Form 10-Q/A restates the Company's Form 10-Q originally filed on August 11, 2000 to reflect the after-tax net change in unrealized and undistributed gains in private equity limited partnerships. The net increase in net income and net income per share was $4.9 million and $0.10 per share, respectively, for the quarter ended June 30, 2000 and $14.6 million and $0.30 per share, respectively, for the first six months of 2000, and is described in Note 6 of the Notes to Consolidated Financial Statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
         QUARTERLY REPORT ON FORM 10-Q/A FOR PERIOD ENDED JUNE 30, 2000



                                TABLE OF CONTENTS



                                                                                                      PAGE
                                                                                                      ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of June 30, 2000 and December 31,
                  1999                                                                                  4

               Consolidated Income Statements for the Three Months and Six Months Ended
                  June 30, 2000 and 1999                                                                5

               Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2000 and 1999                                                                6

               Consolidated Statement of Stockholders' Equity for the Six Months Ended
                  June 30, 2000                                                                         7

               Notes to Consolidated Financial Statements                                               8

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                           13

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                              23

PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders                                     23

Item 6.        Exhibits and Reports on Form 8-K                                                        23

Signatures                                                                                             24

Exhibit Index                                                                                          25

                        LIBERTY FINANCIAL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                         JUNE 30              DECEMBER 31
                                                                           2000                   1999
                                                                     -----------------      -----------------
                                                                        UNAUDITED
                                                                        (RESTATED)
                             ASSETS

Assets:
   Investments                                                             $12,239.5              $12,195.1
   Cash and cash equivalents                                                 1,621.2                1,232.6
   Accrued investment income                                                   153.4                  162.0
   Deferred policy acquisition costs                                           717.3                  739.2
   Deferred distribution costs                                                 162.3                  153.7
   Intangible assets                                                           274.4                  282.0
   Other assets                                                                296.6                  244.8
   Separate account assets                                                   3,829.2                3,363.1
                                                                     -----------------      -----------------
                                                                           $19,293.9              $18,372.5
                                                                     =================      =================


              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policyholder balances                                                   $12,018.4              $12,109.6
   Notes payable                                                               567.1                  552.0
   Payable for investments purchased and loaned                              1,229.6                  754.9
   Other liabilities                                                           471.1                  453.1
   Separate account liabilities                                              3,780.3                3,301.0
                                                                     -----------------      -----------------
      Total liabilities                                                     18,066.5               17,170.6
                                                                     -----------------      -----------------


Series A redeemable convertible preferred stock, par value $.01; authorized, issued and outstanding 216,322 shares in 2000 and
   324,759 shares in 1999                                                       10.8                   16.0
                                                                     -----------------      -----------------

Stockholders' Equity:
   Common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding 48,194,921 shares in 2000 and
      47,462,995 shares in 1999                                                  0.5                    0.5
   Additional paid-in capital                                                  934.3                  923.0
   Retained earnings                                                           483.4                  425.2
   Accumulated other comprehensive loss                                       (196.4)                (158.1)
   Unearned compensation                                                        (5.2)                  (4.7)
                                                                     -----------------      -----------------
      Total stockholders' equity                                             1,216.6                1,185.9
                                                                     -----------------      -----------------
                                                                           $19,293.9              $18,372.5
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

                        LIBERTY FINANCIAL COMPANIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                      JUNE 30                    JUNE 30
                                                                              --------------------------- ------------------------
                                                                                 2000         1999          2000          1999
                                                                              ------------ ------------ -------------- ------------
                                                                              (RESTATED)                 (RESTATED)
         Investment income, including distributions from
                private equity limited partnerships of $0.8 million
                and $2.5 million for the three months and six
                months ended June 30, 2000, respectively                          $216.4       $197.1        $422.3       $403.3
         Interest credited to policyholders                                       (133.2)      (129.4)       (260.5)      (264.2)
                                                                              ------------ ------------ -------------- ------------
         INVESTMENT SPREAD                                                          83.2         67.7         161.8        139.1
                                                                              -------------- ------------  ------------ -----------
         NET REALIZED INVESTMENT LOSSES                                            (12.9)       (11.6)        (16.8)       (14.7)
                                                                              ------------ ------------ -------------- ------------
         NET CHANGE IN UNREALIZED AND UNDISTRIBUTED GAINS IN
         PRIVATE EQUITY LIMITED PARTNERSHIPS                                         7.5            -          22.5            -
                                                                              ------------ ------------ -------------- ------------
         Fee income:
                Investment advisory and administrative fees                         71.3         68.2         143.2        134.4
                Distribution and service fees                                       15.1         15.3          30.5         30.0
                Transfer agency fees                                                12.2         12.8          24.9         25.7
                Surrender charges and net commissions                                9.3          9.0          20.0         17.4
                Separate account fees                                               11.1          7.7          21.8         14.3
                                                                              ------------ ------------ -------------- ------------
         TOTAL FEE INCOME                                                          119.0        113.0         240.4        221.8
                                                                              ------------ ------------ -------------- ------------
         Expenses:
                Operating expenses                                                 (99.6)       (90.5)       (201.9)      (179.2)
                Amortization of deferred policy acquisition costs                  (29.8)       (22.5)        (56.9)       (46.7)
                Amortization of deferred distribution costs                        (10.4)        (9.7)        (20.6)       (19.2)
                Amortization of intangible assets                                   (5.1)        (5.1)        (10.2)       (10.1)
                Interest expense, net                                               (4.2)        (5.3)         (8.2)       (11.0)
                                                                              ------------ ------------ -------------- ------------
         TOTAL EXPENSES                                                           (149.1)      (133.1)       (297.8)      (266.2)
                                                                              ------------ ------------ -------------- ------------

         PRE-TAX INCOME                                                             47.7         36.0         110.1         80.0
         Income tax expense                                                        (18.7)       (12.7)        (41.7)       (29.3)
                                                                              -------------- ------------  ------------ -----------
         NET INCOME                                                                $29.0        $23.3         $68.4        $50.7
                                                                              ============ ============ ============== ============

         Net income per share - basic                                              $0.60        $0.49         $1.43        $1.08
                                                                              ============ ============ ============== ============

         Net income per share - assuming dilution                                  $0.60        $0.49         $1.41        $1.06
                                                                              ============ ============ ============== ============


          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                    UNAUDITED

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30
                                                                                      -------------------------------
                                                                                          2000              1999
                                                                                      -------------     -------------
                                                                                       (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $68.4             $50.7
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                                             39.7              41.3
   Interest credited to policyholders                                                       260.5             264.2
   Net realized investment losses                                                            16.8              14.7
   Net change in unrealized and undistributed gains in private equity limited
        partnerships                                                                        (22.5)                -
   Net amortization on investments                                                           44.3              39.3
   Change in deferred policy acquisition costs                                              (22.9)            (10.9)
   Net change in other assets and liabilities                                               (35.7)            (50.2)
                                                                                      -------------     -------------
        Net cash provided by operating activities                                           348.6             349.1
                                                                                      -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments purchased available for sale                                              (1,821.8)         (3,080.4)
   Investments sold available for sale                                                    1,609.0           2,529.3
   Investments matured available for sale                                                    58.6             159.2
   Change in policy loans, net                                                              (13.9)             (8.3)
   Change in mortgage loans, net                                                              1.5              41.7
   Other                                                                                     23.9             (28.6)
                                                                                      -------------     -------------
          Net cash used in investing activities                                            (142.7)           (387.1)
                                                                                      -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Withdrawals from policyholder accounts                                                (1,106.5)           (962.4)
   Deposits to policyholder accounts                                                        754.8             358.0
   Securities lending                                                                       526.2             570.3
   Change in notes payable                                                                   15.1              39.5
   Exercise of stock options                                                                  1.7               2.8
   Dividends paid                                                                            (3.2)             (3.2)
   Redemption of preferred stock                                                             (5.4)                -
                                                                                      -------------     -------------
           Net cash provided by financing activities                                        182.7               5.0
                                                                                      -------------     -------------
   Increase (decrease) in cash and cash equivalents                                         388.6             (33.0)
   Cash and cash equivalents at beginning of period                                       1,232.6             984.1
                                                                                      -------------     -------------
   Cash and cash equivalents at end of period                                           $ 1,621.2           $ 951.1
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

                        LIBERTY FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (IN MILLIONS)
                                    UNAUDITED


                                                                            ACCUMULATED
                                             ADDITIONAL                        OTHER                                 TOTAL
                                 COMMON       PAID-IN       RETAINED       COMPREHENSIVE         UNEARNED        STOCKHOLDERS'
                                  STOCK       CAPITAL       EARNINGS            LOSS           COMPENSATION          EQUITY
                              ------------- ------------ --------------- ------------------- ----------------- -------------------
BALANCE,
   DECEMBER 31, 1999                 $0.5       $923.0         $425.2            $(158.1)            $(4.7)            $1,185.9
Common stock issued for
   acquisition                                     1.8                                                                      1.8
Effect of stock-based
   compensation plans                              2.7                                                (0.5)                 2.2
Accretion to face value
   of preferred stock                                            (0.2)                                                     (0.2)
Common stock
   Dividends                                       6.8           (9.6)                                                     (2.8)
Preferred stock
   Dividends                                                     (0.4)                                                     (0.4)
Net income (Restated)                                            68.4                                                      68.4
Other comprehensive
   loss, net of tax                                                                (38.3)                                 (38.3)
                              ------------- ------------ --------------- ------------------- ----------------- -------------------
BALANCE,
   JUNE 30, 2000                     $0.5       $934.3         $483.4            $(196.4)            $(5.2)            $1,216.6
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

         The Company's reportable segments offer different products and are each managed separately. Information by reportable segment is shown below (in millions):


                                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                JUNE 30                   JUNE 30
                                                                        ------------------------ ------------------------
                                                                           2000         1999         2000         1999
                                                                        ------------ -----------  ------------ -----------
                                                                        (RESTATED)                (RESTATED)
     Statement of Operations Data
     REVENUES (EXCLUDING NET REALIZED INVESTMENT
       LOSSES AND NET CHANGE IN UNREALIZED AND UNDISTRIBUTED
       GAINS IN PRIVATE EQUITY LIMITED PARTNERSHIPS):
       Annuity:
         Unaffiliated                                                       $237.5      $213.3        $463.8      $433.1
         Intersegment                                                        (4.3)       (3.9)         (8.1)       (6.8)
                                                                        ------------ -----------  ------------ -----------
         Total annuity                                                       233.2       209.4         455.7       426.3
                                                                        ------------ -----------  ------------ -----------
       Asset management:
         Unaffiliated                                                         97.9        96.8         198.9       192.0
         Intersegment                                                          4.3         3.9           8.1         6.8
                                                                        ------------ ------------ -----------  -----------
         Total asset management                                              102.2       100.7         207.0       198.8
                                                                        ------------ ------------ -----------  -----------
         Total revenues (excluding net realized investment
           losses and net change in unrealized and undistributed
           gains in private equity limited partnerships)                    $335.4      $310.1        $662.7      $625.1
                                                                        ============ ============ ===========  ===========



                                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                      JUNE 30                  JUNE 30
                                                                              ------------------------ -------------------------
                                                                                 2000         1999         2000         1999
                                                                              ------------ ----------- ------------- -----------
                                                                              (RESTATED)                (RESTATED)
     INCOME BEFORE INCOME TAXES:
       Annuity:
         Income before amortization of intangible assets                           $50.5       $42.7        $100.7       $84.9
         Amortization of intangible assets                                          (0.3)       (0.3)         (0.6)       (0.6)
                                                                              ------------ ----------- ------------- -----------
           Subtotal annuity                                                         50.2        42.4         100.1        84.3
                                                                              ------------ ----------- ------------- -----------
       Asset management:
         Income before amortization of intangible assets                            16.9        21.2          33.9        43.2
         Amortization of intangible assets                                          (4.8)       (4.8)         (9.6)       (9.4)
                                                                              ------------ ----------- ------------- -----------
           Subtotal asset management                                                12.1        16.4          24.3        33.8
                                                                              ------------ ----------- ------------- -----------
       Other:
         Loss before amortization of intangible assets                              (9.2)      (11.2)        (20.0)      (23.3)
         Amortization of intangible assets                                             -           -             -        (0.1)
                                                                              ------------ ----------- ------------- -----------
          Subtotal other                                                            (9.2)      (11.2)        (20.0)      (23.4)
                                                                              ------------ ----------- ------------- -----------
       Income before net realized  investment  losses, net change in unrealized and undistributed gains in private equity limited
           partnerships, and income taxes                                           53.1        47.6         104.4        94.7
       Net realized investment losses                                              (12.9)      (11.6)        (16.8)      (14.7)
       Net change in unrealized and undistributed gains in private equity
           limited partnerships                                                      7.5           -          22.5           -
                                                                              ------------ ----------- ------------- -----------
          Total income before income taxes                                         $47.7       $36.0        $110.1       $80.0
                                                                              ============ =========== ============= ===========


3.       INVESTMENTS

         Investments were comprised of the following (in millions):

                                                 JUNE 30            DECEMBER 31
                                                  2000                 1999
                                             ----------------     ----------------
                                               (RESTATED)
Fixed maturities                                 $10,534.5            $10,516.1
Equity securities                                     63.5                 37.9
Policy loans                                         613.4                599.5
Other invested assets                              1,028.1              1,041.6
                                             ----------------     ----------------
    Total                                        $12,239.5            $12,195.1
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

4.       NET INCOME PER SHARE

         The following table sets forth the computation of net income per share-basic and net income per share-assuming dilution:


                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        JUNE 30                    JUNE 30
                                                                -------------------------- ------------ ------------
                                                                   2000         1999         2000          1999
                                                                ------------ ------------ ------------  ------------
                                                                (RESTATED)                (RESTATED)
    Numerator (in millions)
       Net income                                                    $29.0        $23.3        $68.4         $50.7
       Less: preferred stock dividends                                (0.2)        (0.3)        (0.4)         (0.5)
                                                                ------------ ------------ ------------  ------------
       Numerator for net income per share - basic - income
        available to common stockholders                              28.8         23.0         68.0          50.2
       Plus: income impact of assumed
        conversions Preferred stock dividends                          0.2          0.3          0.4           0.5
                                                                 ------------ ------------ ------------  ------------
           Numerator for net income per share - assuming
           dilution - income available to common stockholders
           after assumed conversions                                 $29.0        $23.3        $68.4         $50.7
    Denominator
           Denominator for net income per share - basic -
           weighted-average shares                              47,741,444   46,591,115   47,556,268    46,464,123
    Effect of dilutive securities:
        Employee stock options                                     339,333      673,304      347,816       676,460
        Convertible preferred stock                                468,824      514,370      491,597       514,370
        Common stock issuable as contingent purchase price               -       35,883            -        25,090
                                                                ------------  ------------ ------------ ------------
    Dilutive potential common shares                               808,157    1,223,557      839,413     1,215,920
                                                                ------------  ------------ ------------ ------------
           Denominator for net income per share - assuming
           dilution                                             48,549,601   47,814,672   48,395,681    47,680,043
                                                                ============  ============ ============ ============
    Net income per share - basic                                     $0.60        $0.49        $1.43         $1.08
                                                                ============  ============ ============ ============
    Net income per share - assuming dilution                         $0.60        $0.49        $1.41         $1.06
                                                                ============ ============ ============  ============


5.        COMPREHENSIVE INCOME

         Comprehensive income (loss) was comprised of the following (in millions):

                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30                      JUNE 30
                                                                --------------------------- ----------------------------
                                                                    2000          1999          2000           1999
                                                                ------------- ------------- -------------- -------------
                                                                 (RESTATED)                  (RESTATED)
        Net income                                                    $29.0          23.3          $68.4         $50.7
        Other comprehensive loss, net of taxes:
            Net unrealized losses on securities                       (33.8)        (38.0)        (38.3)        (46.5)
        Comprehensive income (loss)                                   $(4.8)       $(14.7)         $30.1          $4.2


6. NET CHANGE IN UNREALIZED AND UNDISTRIBUTED GAINS IN PRIVATE EQUITY LIMITED PARTNERSHIPS


         The Company is restating its results of operations and related financial statements by filing this Form 10-Q/A to reflect the net change in unrealized and undistributed gains in private equity limited partnerships.



         The net change in unrealized and undistributed gains in private equity limited partnerships is accounted for on the equity method and represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $13.8 million and $41.6 million for the three months and six months ended June 30, 2000, respectively, and net of amounts realized, which are recognized in investment income, of $0.8 million and $2.5 million for the three months and six months ended June 30, 2000, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. The corresponding amounts in 1999 were insignificant.



         The net increase in net income and net income per share resulting from such change was $4.9 million and $0.10 per share, respectively, for the quarter ended June 30, 2000 and $14.6 million and $0.30 per share, respectively, for the first six months of 2000.


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

8.       ACQUISITION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The discussion below is based on the Company's restated results of operations and related financial statements contained in this Form 10-Q/A which reflect the after-tax net change in unrealized and undistributed gains in private equity limited partnerships. See Notes to Consolidated Financial Statements.


RESULTS OF OPERATIONS


     NET INCOME was $29.0 million or $0.60 per share for the quarter ended June 30, 2000 compared to $23.3 million or $0.49 per share for the quarter ended June 30, 1999. For the first six months of 2000, net income was $68.4 million or $1.41 per share compared to $50.7 million or $1.06 per share for the first six months of 1999. These increases resulted largely from higher investment spread, net change in unrealized and undistributed gains in private equity limited partnerships and fee income. In addition, interest expense, net decreased. Partially offsetting these items were higher operating expenses, amortization expense, income tax expense and net realized investment losses.



     PRE-TAX INCOME was $47.7 million for the quarter ended June 30, 2000 compared to $36.0 million for the quarter ended June 30, 1999. For the first six months of 2000, pre-tax income was $110.1 million compared to $80.0 million for the first six months of 1999. These increases resulted largely from higher investment spread, net change in unrealized and undistributed gains in private equity limited partnerships and fee income. In addition, interest expense, net decreased. Partially offsetting these items were higher operating expenses, amortization expense and net realized investment losses.



     INVESTMENT SPREAD is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $83.2 million for the quarter ended June 30, 2000 compared to $67.7 million for the quarter ended June 30, 1999. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage for the quarter ended June 30, 2000 was 2.40% compared to 1.90% for the quarter ended June 30, 1999. For the first six months of 2000, investment spread was $161.8 million compared to $139.1 million for the first six months of 1999. The investment spread percentage was 2.34% for the first six months of 2000 compared to 1.95% for the first six months of 1999. These increases in investment spread percentage resulted primarily from increased yields on average invested assets, largely relating to distributed realized gains in private equity limited partnerships, including those accounted for under the cost method.


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


     NET CHANGE IN UNREALIZED AND UNDISTRIBUTED GAINS IN PRIVATE EQUITY LIMITED PARTNERSHIPS is accounted for on the equity method and represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $13.8 million and $41.6 million for the three months and six months ended June 30, 2000, respectively, and net of amounts realized, which are recognized in investment income of $0.8 million and $2.5 million for the three months and six months ended June 30, 2000, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. The increase for the three months and six months ended June 30, 2000 was due primarily to the increase in the valuation of the underlying investments of certain private equity limited partnerships. The corresponding amounts in 1999 were insignificant. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.



     The net increase in net income and net income per share resulting from such change was $4.9 million and $0.10 per share, respectively, for the quarter ended June 30, 2000 and $14.6 million and $0.30 per share, respectively, for the first six months of 2000.


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

FEE-BASED ASSETS UNDER MANAGEMENT

                                                                                          AS OF JUNE 30
                                                                                  -------------------------------
                                                                                      2000              1999
                                                                                  -------------     -------------
  Mutual Funds:
        Intermediary-distributed                                                        $17.6             $18.3
        Direct-marketed                                                                   6.5               6.6
        Closed-end                                                                        2.8               2.4
        Variable annuity                                                                  2.1               1.8
                                                                                  -------------     -------------
                                                                                         29.0              29.1
  Private Capital Management                                                              9.5               8.5
  Institutional                                                                          14.0              11.5
                                                                                  -------------     -------------
        Total Fee-Based Assets Under Management*                                        $52.5             $49.1
                                                                                  =============     =============

--------------
* As of June 30, 2000 and 1999, Keyport's insurance assets of $14.0 billion and $13.6 billion, respectively, bring total assets under management to $66.5 billion and $62.7 billion, respectively.


  CHANGES IN FEE-BASED ASSETS UNDER MANAGEMENT

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      JUNE 30                     JUNE 30
                                                             -------------------------- ----------------------------
                                                                 2000         1999          2000           1999
                                                             ------------- ------------ --------------  ------------
  Fee-based assets under management - beginning                   $53.1         $47.4        $51.4           $47.9
  Sales and reinvestments:
       Mutual funds                                                 1.6           1.9          3.2             3.7
       Private Capital Management                                   0.5           0.4          0.9             0.6
       Institutional                                                1.3           0.9          2.2             1.5
                                                             ------------- ------------ --------------  ------------
                                                                    3.4           3.2          6.3             5.8
                                                             ------------- ------------ --------------  ------------
  Redemptions and withdrawals:
       Mutual funds                                                (1.6)         (2.0)        (3.8)           (3.9)
       Private Capital Management                                  (0.3)         (0.2)        (0.5)           (0.3)
       Institutional                                               (0.6)         (0.7)        (1.0)           (1.6)
                                                             ------------- ------------ --------------  ------------
                                                                   (2.5)         (2.9)        (5.3)           (5.8)
                                                             ------------- ------------ --------------  ------------
  Market appreciation (depreciation)                               (1.5)          1.4          0.1             1.2
                                                             ------------- ------------ --------------  ------------
  Fee-based assets under management - ending                      $52.5         $49.1        $52.5           $49.1
                                                             ============= ============ ==============  ============

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


     INCOME TAX EXPENSE was $18.7 million or 39.2% of pre-tax income for the quarter ended June 30, 2000 compared to $12.7 million, or 35.3% of pre-tax income for the quarter ended June 30, 1999. For the first six months of 2000, income tax expense was $41.7 million or 37.9% of pre-tax income compared to $29.3 million or 36.6% of pre-tax income for the first six months of 1999.


FINANCIAL CONDITION


     STOCKHOLDERS' EQUITY was $1.22 billion as of June 30, 2000 compared to $1.19 billion as of December 31, 1999. Net income for the first six months of 2000 was $68.4 million and cash dividends on the Company's preferred and common stock totaled $3.2 million. Common stock totaling $1.7 million was issued in connection with the exercise of stock options. An increase in accumulated other comprehensive loss, which consists of net unrealized investment losses, net of adjustments to deferred policy acquisition costs and income taxes, during the period decreased stockholders' equity by $38.3 million.



     BOOK VALUE PER SHARE amounted to $25.24 at June 30, 2000 compared to $24.99 at December 31, 1999. Excluding net unrealized losses on investments, book value per share amounted to $29.32 at June 30, 2000 and $28.32 at December 31, 1999. As of June 30, 2000, there were 48.2 million common shares outstanding compared to 47.5 million shares as of December 31, 1999.


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

FORWARD-LOOKING STATEMENTS


     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Investors are cautioned that all statements not based on historical fact, trend analyses and other information contained in this report or in any of the Company's filings under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act"), relative to the markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions, constitute forward-looking statements under the Reform Act. These forward-looking statements are made based on current expectations and assumptions and are subject to known and unknown risks, uncertainties and other factors, many of which are beyond the Company's control, that may cause actual results to be materially different from those expressed or implied by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and market factors, such as prevailing interest rate levels, stock market performance and fluctuations in the market for retirement-oriented savings products and investment management products, which may adversely affect the ability of the Company to sell its products and services and the market value of the Company's investments and assets under management and, therefore, the portion of its revenues that are based on a percentage of assets under management; (2) the Company's ability to manage effectively its investment spread (i.e. the amount by which investment income exceeds interest credited to annuity and life insurance policyholders) as a result of changes in interest rates and crediting rates to policyholders, market conditions and other factors (the Company's results of operations and financial condition are significantly dependent on the Company's ability to manage effectively its investment spread); (3) that the net change in unrealized and undistributed gains in private equity limited partnerships will not be realized or that future losses on such investment will not occur;
(4) levels of surrenders, withdrawals and net redemptions of the Company's retirement-oriented insurance products and investment management products;
(5) relationships with investment management clients, including levels of assets under management; (6) the ability of the Company to manage effectively certain risks with respect to its investment portfolio, including risks relating to holding below investment grade securities and the ability to dispose of illiquid and/or restricted securities at desired times and prices, and the ability to manage and hedge against interest rate changes through asset/liability management techniques; (7) competition in the sale of the Company's products and services, including the Company's ability to establish and maintain relationships with distributors of its products; (8) changes in financial ratings of Keyport or those of its competitors; (9) the Company's ability to attract and retain key employees, including senior officers, portfolio managers and sales executives; (10) the impact of and compliance by the Company with existing and future regulation, including restrictions on the ability of certain subsidiaries to pay dividends and any obligations of the Company under any guaranty fund assessment laws; (11) changes in applicable tax laws which may affect the relative tax advantages and attractiveness of some of the Company's products; (12) the result of any litigation or legal proceedings involving the Company; (13) changes in generally accepted accounting principles and the impact of accounting principles and pronouncements on the Company's financial condition and results of operations; (14) changes in the Company's senior debt ratings;
(15) changes in operating expense levels; (16) acquisition risks, including risks that the acquisition of Wanger Asset Management, L.P. will not close or that, if it closes, the acquisition and integration of Wanger will not be as successful as anticipated; and (17) the other risk factors or uncertainties contained from time to time in any document incorporated by reference in this report or otherwise filed by the Company under the Exchange Act. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that the estimates and expectations reflected in such statements will be achieved.

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

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 8, 2000. The following matters were submitted to a vote of the shareholders at the Annual Meeting with the following results:

         1. Election of the following individuals as directors of the Company for a term of three years:

                                               COMMON STOCK                       SERIES A PREFERRED STOCK
                                               ------------                       ------------------------
                                         FOR               WITHHELD              FOR               WITHHELD
                                         ---               --------              ---               --------
     Michael J. Babcock                46,526,145             97,913           444,454              14,061
     Gary L. Countryman                44,715,971          1,908,087           444,454              14,061
     John P. Hamill                    46,525,445             98,613           444,454              14,061
     Marian L. Heard                   46,504,116            119,942           444,454              14,061

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

                               LIBERTY FINANCIAL COMPANIES, INC.

                                           /s/ J. Andy Hilbert
                               --------------------------------------------
                                               J. Andy Hilbert
                                        (Duly Authorized Officer and
                                           Chief Financial Officer)



Date:   November 14, 2000

                                  EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION                                            PAGE
-----------        -------------                                           ----
       12          Statement re Computation of Ratios                       26
       27          Financial Data Schedule                                  27