Form 10-Q
period 2000-09-30
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 2000-11-14
CIK 936372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
                               -------------------------------------
                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                          to
                               ------------------------    ---------------------

                         Commission file number: 1-13654
                                                 -------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

      There were 48,475,421 shares of the registrant's Common Stock, $.01 par value, and 213,242 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of October 31, 2000.

Exhibit Index - Page 25                                                 Page 1

                        LIBERTY FINANCIAL COMPANIES, INC.
        QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION                                                  PAGE
-------                                                                                ----
Item 1.         Financial Statements

                Consolidated Balance Sheets as of September 30, 2000 and
                   December 31, 1999                                                     3

                Consolidated Income Statements for the Three Months and Nine Months
                   Ended September 30, 2000 and 1999                                     4

                Consolidated Statements of Cash Flows for the Nine Months Ended
                   September 30, 2000 and 1999                                           5

                Consolidated Statement of Stockholders' Equity for the Nine Months
                   Ended September 30, 2000                                              6

                Notes to Consolidated Financial Statements                               7

Item 2.         Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                12

Item 3.         Quantitative and Qualitative Disclosures About Market Risk              23

PART II.        OTHER INFORMATION
--------

Item 6.         Exhibits and Reports on Form 8-K                                        23

Signatures                                                                              24

Exhibit Index                                                                           25

                        LIBERTY FINANCIAL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                         SEPTEMBER 30       DECEMBER 31
                                                             2000               1999
                                                         --------------     -------------
                                                           UNAUDITED
                                     ASSETS
Assets:
   Investments                                              $12,170.3         $12,195.1
   Cash and cash equivalents                                  2,039.8           1,232.6
   Accrued investment income                                    150.2             162.0
   Deferred policy acquisition costs                            642.8             739.2
   Deferred distribution costs                                  167.4             153.7
   Intangible assets                                            548.8             282.0
   Other assets                                                 279.5             244.8
   Separate account assets                                    3,907.2           3,363.1
                                                         --------------     -------------
                                                            $19,906.0         $18,372.5
                                                         ==============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policyholder balances                                    $12,117.0         $12,109.6
   Notes payable                                                781.1             552.0
   Payable for investments purchased and loaned               1,336.1             754.9
   Other liabilities                                            479.5             453.1
   Separate account liabilities                               3,859.2           3,301.0
                                                         --------------     -------------
      Total liabilities                                      18,572.9          17,170.6
                                                         --------------     -------------


Series A redeemable convertible preferred stock, par
   value $.01; authorized, issued and outstanding
   213,242 shares in 2000 and 324,759 shares in 1999             10.7              16.0
                                                         --------------     -------------

Stockholders' Equity:
   Common stock, par value $.01; authorized
    100,000,000 shares, issued and outstanding
    48,358,671 shares in 2000 and 47,462,995
    shares in 1999                                                0.5               0.5
   Additional paid-in capital                                   938.1             923.0
   Retained earnings                                            500.5             425.2
   Accumulated other comprehensive loss                        (112.1)           (158.1)
   Unearned compensation                                         (4.6)             (4.7)
                                                         --------------     -------------
      Total stockholders' equity                              1,322.4           1,185.9
                                                         --------------     -------------
                                                            $19,906.0         $18,372.5
                                                         ==============     =============



          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30          SEPTEMBER 30
                                              --------- ---------------------------------
                                                2000      1999        2000       1999
                                              --------- ---------- ----------- ----------
Investment income, including distributions
    from private equity limited partnerships
    of $6.2 million and $8.7 million for
    the three months and nine months ended
    September 30, 2000,respectively           $214.1      $197.9     $636.4      $601.2
Interest credited to policyholders            (135.8)     (131.3)    (396.3)     (395.5)
                                              --------- ---------- ----------- ----------
INVESTMENT SPREAD                                78.3       66.6       240.1      205.7
                                              --------- ---------- ----------- ----------
NET REALIZED INVESTMENT LOSSES                 (20.8)      (12.7)     (37.6)      (27.4)
                                              --------- ---------- ----------- ----------
NET CHANGE IN UNREALIZED AND UNDISTRIBUTED
    GAINS IN PRIVATE EQUITY LIMITED
    PARTNERSHIPS                                 5.9          -        28.4          -
                                              --------- ---------- ----------- ----------

Fee income:
    Investment advisory and
     administrative fees                         71.2       68.2       214.4      202.6
    Distribution and service fees                15.6       15.3        46.1       45.3
    Transfer agency fees                         12.3       13.1        37.2       38.8
    Surrender charges and net commissions        10.1        9.6        30.1       27.0
    Separate account fees                        11.8        8.7        33.6       23.0
                                              --------- ---------- ----------- ----------
TOTAL FEE INCOME                                121.0      114.9       361.4      336.7
                                              --------- ---------- ----------- ----------
Expenses:
    Operating expenses                         (98.1)      (89.1)    (300.0)     (268.3)
    Restructuring charges                      (11.3)          -      (11.3)          -
    Amortization of deferred policy
     acquisition costs                         (26.9)      (22.8)     (83.8)      (69.5)
    Amortization of deferred distribution
     costs                                     (10.9)      (10.2)     (31.5)      (29.4)
    Amortization of intangible assets           (5.1)       (5.0)     (15.3)      (15.1)
    Interest expense, net                       (4.8)       (4.6)     (13.0)      (15.6)
                                              --------- ---------- ----------- ----------
TOTAL EXPENSES                                (157.1)     (131.7)    (454.9)     (397.9)
                                              --------- ---------- ----------- ----------

PRE-TAX INCOME                                  27.3        37.1      137.4       117.1
Income tax expense                              (5.2)      (12.5)     (46.9)      (41.8)
                                              --------- ---------- ----------- ----------
NET INCOME                                     $22.1       $24.6      $90.5       $75.3
                                              ========= ========== =========== ==========

Net income per share - basic                    $0.46      $0.52       $1.89      $1.60
                                              ========= ========== =========== ==========

Net income per share - assuming dilution        $0.45      $0.51       $1.86      $1.57
                                              ========= ========== =========== ==========





          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                    UNAUDITED

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                       -------------------------
                                                                          2000          1999
                                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $90.5         $75.3
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                            59.1          56.8
   Interest credited to policyholders                                      396.3         395.5
   Net realized investment losses                                           37.6          27.4
   Net change in unrealized and undistributed gains in private
    equity limited partnerships                                            (28.4)            -
   Net amortization on investments                                          58.5          61.6
   Change in deferred policy acquisition costs                              (0.9)        (13.4)
   Net change in other assets and liabilities                              (81.1)        (57.8)
                                                                       -----------   -----------
       Net cash provided by operating activities                           531.6         545.4
                                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments purchased available for sale                             (4,757.9)     (4,032.8)
   Investments sold available for sale                                   4,756.1       3,903.7
   Investments matured available for sale                                  110.8         110.8
   Change in policy loans, net                                             (16.9)        (10.9)
   Change in mortgage loans, net                                             2.1          42.1
   Acquisition, net of cash acquired                                      (274.2)            -
   Other                                                                    44.4          (7.0)
                                                                       -----------   -----------
          Net cash provided by (used in) investing activities             (135.6)          5.9
                                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Withdrawals from policyholder accounts                               (1,545.7)     (1,570.8)
   Deposits to policyholder accounts                                     1,177.3         640.4
   Securities lending                                                      558.5         603.1
   Change in notes payable                                                 229.1          50.5
   Exercise of stock options                                                 2.2           5.0
   Dividends paid                                                           (4.7)         (4.7)
   Redemption of preferred stock                                            (5.5)            -
                                                                       -----------   -----------
           Net cash provided by (used in) financing activities             411.2        (276.5)
                                                                       -----------   -----------
   Increase in cash and cash equivalents                                   807.2         274.8
   Cash and cash equivalents at beginning of period                      1,232.6         984.1
                                                                       -----------   -----------
   Cash and cash equivalents at end of period                           $2,039.8     $ 1,258.9
                                                                       ===========   ===========




          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (IN MILLIONS)
                                    UNAUDITED

                                                              ACCUMULATED
                                    ADDITIONAL                   OTHER                         TOTAL
                          COMMON     PAID-IN     RETAINED    COMPREHENSIVE     UNEARNED     STOCKHOLDERS'
                           STOCK     CAPITAL     EARNINGS    INCOME (LOSS)   COMPENSATION      EQUITY
                         ---------- ---------- ------------- --------------- ------------- ----------------
BALANCE,
   DECEMBER 31, 1999         $0.5     $923.0        $425.2        $(158.1)        $(4.7)         $1,185.9
Common stock issued for
   acquisition                           1.8                                                          1.8
Effect of stock-based
   compensation plans                    3.0                                        0.1               3.1
Accretion to face value
   of preferred stock                                 (0.2)                                          (0.2)
Common stock
   dividends                            10.3         (14.4)                                          (4.1)
Preferred stock
   dividends                                          (0.6)                                          (0.6)
Net income                                            90.5                                           90.5
Other comprehensive
    income, net of tax                                               46.0                            46.0
                         ---------- ---------- ------------- --------------- ------------- ----------------
BALANCE,
   SEPTEMBER 30, 2000        $0.5     $938.1        $500.5        $(112.1)        $(4.6)         $1,322.4
                         ========== ========== ============= =============== ============= ================










          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                    UNAUDITED

1.      GENERAL

         The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         The Company has restated its first and second quarter results of operations and related financial statements to reflect the after-tax net change in unrealized and undistributed gains in private equity limited partnerships as described in Note 6.

2.      SEGMENT INFORMATION

        The Company is an asset accumulation and management company with two reportable segments: retirement-oriented insurance (principally annuities) and asset management. The annuity insurance business is conducted at Keyport Life Insurance Company ("Keyport"). Keyport generates investment spread income from the investment portfolio which supports policyholder balances associated with its fixed and indexed annuity business and its closed block of single premium whole life insurance. The annuity insurance business also derives fee income from the administration of fixed, indexed and variable annuity contracts. The asset management business is conducted at Liberty Funds Group, an investment advisor (through its subsidiary Colonial Management Associates), distributor and transfer agent to mutual funds, Stein Roe & Farnham Incorporated, a diversified investment advisor, Newport Pacific Management, Inc., an investment advisor to mutual funds and institutional accounts specializing in Asian equity markets, Crabbe Huson Group, Inc., an investment advisor to mutual funds and institutional accounts, Progress Investment Management Company, an investment advisor to institutional accounts, Liberty Asset Management Company, an investment advisor to mutual funds, and Liberty Wanger Asset Management, an investment advisor to mutual funds and institutional accounts. The asset management business derives fee income from investment products and services.

        The Company's reportable segments offer different products and are each managed separately. Information by reportable segment is shown below (in millions):


                                                        THREE MONTHS ENDED  NINE MONTHS ENDED
                                                           SEPTEMBER 30        SEPTEMBER 30
                                                        --------------------------------------
                                                          2000      1999      2000      1999
                                                        --------- --------- --------- ---------
    Statement of Operations Data

    REVENUES  (EXCLUDING  NET  REALIZED  INVESTMENT
    LOSSES AND NET CHANGE IN UNREALIZED AND
    UNDISTRIBUTED GAINS IN PRIVATE EQUITY LIMITED
    PARTNERSHIPS):
      Annuity:
        Unaffiliated                                     $236.8    $215.5    $700.6    $648.6
        Intersegment                                       (4.1)     (3.5)    (12.2)    (10.3)
                                                         ------    ------    ------    ------
        Total annuity                                     232.7     212.0     688.4     638.3
                                                         ------    ------    ------    ------
      Asset management:
        Unaffiliated                                       98.3      97.3     297.2     289.3
        Intersegment                                        4.1       3.5      12.2      10.3
                                                         ------    ------    ------    ------
       Total asset management                             102.4     100.8     309.4     299.6
                                                         ------    ------    ------    ------
       Total revenues (excluding net realized
        investment losses and net change in unrealized
        and undistributed gains in private equity
        limited partnerships)                            $335.1    $312.8    $997.8    $937.9
                                                         ======    ======    ======    ======

    INCOME BEFORE INCOME TAXES:
      Annuity:
        Income before amortization of intangible
         assets                                          $ 52.0     $43.0    $152.7    $127.9
        Amortization of intangible assets                  (0.3)     (0.3)     (0.9)     (0.9)
                                                         ------    ------    ------    ------
          Subtotal annuity                                 51.7      42.7     151.8     127.0
                                                         ------    ------    ------    ------
      Asset management:
        Income before amortization of intangible
         assets                                            10.3      22.7      44.2      65.9
        Amortization of intangible assets                  (4.8)     (4.6)    (14.4)    (14.0)
                                                         ------    ------    ------    ------
          Subtotal asset management                         5.5      18.1      29.8      51.9
                                                         ------    ------    ------    ------
      Other:
        Loss before amortization of intangible assets     (15.0)    (10.9)    (35.0)    (34.2)
        Amortization of intangible assets                    -       (0.1)        -      (0.2)
                                                         ------    ------    ------    ------
         Subtotal other                                   (15.0)    (11.0)    (35.0)    (34.4)
                                                         ------    ------    ------    ------
      Income before net realized investment losses,
        net change inunrealized and undistributed
        gains in private equity limited partnerships,
        and income taxes                                   42.2      49.8     146.6     144.5
      Net realized investment losses                      (20.8)    (12.7)    (37.6)    (27.4)
      Net  change  in  unrealized  and   undistributed
       gains in private equity limited partnerships         5.9        -       28.4        -
                                                         ------    ------    ------    ------
         Total income before income taxes                 $27.3    $ 37.1    $137.4    $117.1
                                                         ======    ======    ======    ======

3.      INVESTMENTS

        Investments were comprised of the following (in millions):

                                     SEPTEMBER 30     DECEMBER 31
                                         2000             1999
                                     -------------    --------------

Fixed maturities                      $10,565.9         $10,516.1
Equity securities                          65.8              37.9
Policy loans                              616.4             599.5
Other invested assets                     922.2           1,041.6
                                     -------------    --------------
    Total                             $12,170.3         $12,195.1
                                     =============    ==============

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

4.      NET INCOME PER SHARE

        The following table sets forth the computation of net income per share-basic and net income per share-assuming dilution:

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30             SEPTEMBER 30
                                                     ----------------------   -----------------------
                                                       2000         1999        2000         1999
                                                     ----------   ----------  ----------   ----------
   Numerator (in millions)
      Net income                                     $     22.1   $     24.6  $     90.5   $     75.3
      Less: preferred stock dividends                      (0.2)        (0.2)       (0.6)        (0.7)
                                                     ----------   ----------  ----------   ----------
      Numerator for net income per share - basic -
       income available to common stockholders             21.9         24.4        89.9         74.6
      Plus: income impact of assumed conversions
          Preferred stock dividends                         0.2          0.2         0.6          0.7
                                                     ----------   ----------  ----------   ----------
          Numerator for net income per share -
           assuming dilution - income available to
           common stockholders after assumed
           conversions                               $     22.1   $     24.6  $     90.5   $     75.3
   Denominator
       Denominator for net income per share -
         basic - weighted-average shares             47,927,182   46,867,054  47,680,808   46,599,909
   Effect of dilutive securities:
       Employee stock options                           588,352      727,461     407,683      686,173
       Convertible preferred stock                      339,547      514,370     440,543      514,368
       Common stock issuable as contingent purchase
        price                                                 -       55,486           -       35,222
                                                     ----------   ----------  ----------   ----------
   Dilutive potential common shares                     927,899    1,297,317     848,226    1,235,763
                                                     ----------   ----------  ----------   ----------
          Denominator for net income per share -
           assuming dilution                         48,855,081   48,164,371  48,529,034   47,835,672
                                                     ==========   ==========  ==========   ==========
   Net income per share - basic                      $     0.46   $     0.52  $     1.89   $     1.60
                                                     ==========   ==========  ==========   ==========
   Net income per share - assuming dilution          $     0.45   $     0.51  $     1.86   $     1.57
                                                     ==========   ==========  ==========   ==========

5.       COMPREHENSIVE INCOME

        Comprehensive income (loss) was comprised of the following (in millions):

                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   SEPTEMBER 30            SEPTEMBER 30
                                              -----------------------  -------------------
                                                  2000       1999        2000       1999
                                              ----------- -----------   --------   -------
Net income                                       $ 22.1     $ 24.6      $ 90.5     $ 75.3
Other comprehensive income (loss), net of taxes:
    Net unrealized income (losses) on
     securities                                    84.3      (30.0)       46.0      (76.5)
                                                 ------     ------      ------      -----
Comprehensive income (loss)                      $106.4     $ (5.4)     $136.5     $ (1.2)
                                                 ======     ======      ======     ======

6. NET CHANGE IN UNREALIZED AND UNDISTRIBUTED GAINS IN PRIVATE EQUITY LIMITED PARTNERSHIPS

        The net change in unrealized and undistributed gains in private equity limited partnerships is accounted for on the equity method and represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $11.0 million and $52.6 million for the three months and nine months ended September 30, 2000, respectively, and net of amounts realized, which are recognized in investment income, of $6.2 million and $8.7 million for the three months and nine months ended September 30, 2000, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. The corresponding amounts in 1999 were insignificant.

        The Company has restated its first and second quarter results of operations and related financial statements to reflect the after-tax net change in unrealized and undistributed gains in private equity limited partnerships. The net increase in net income and net income per share resulting from such changes was $9.7 million and $0.20 per share, respectively, for the quarter ended March 31, 2000 and $4.9 million and $0.10 per share, respectively, for the quarter ended June 30, 2000. The corresponding amounts in 1999 were insignificant.

7.      RECENT ACCOUNTING PRONOUNCEMENT

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amended SFAS No. 133 to defer its effective date one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" - an amendment of SFAS No. 133. This statement makes certain changes in the hedging provisions of SFAS No. 133 and is effective concurrent with SFAS No. 133 (collectively hereafter referred to as the "Statement"). The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change.

         The Company is in the process of completing its analysis and evaluation of the requirements and impact of this Statement. Changes in the S&P 500 Index, interest rates, and the interpretation of the Statement by various interested accounting groups will effect the amount of the accounting change. The Company believes, based upon current market conditions and accounting literature, that the cumulative effect, reported after tax and net of related effects on deferred policy acquisition costs, upon adoption at January 1, 2001 will decrease net income and stockholders' equity in a range from $30.0 million to $70.0 million. The adoption of the Statement may increase volatility in reported income due to the requirements of defining an effective hedging relationship under the Statement as opposed to certain hedges the Company believes are effective economic hedges. The Company believes that it will continue to utilize its current risk management philosophy, which includes the use of derivative instruments.

8.      ACQUISITION

        On September 29, 2000, the Company completed the acquisition of Wanger Asset Management, L.P. ("Wanger"), a registered investment advisor. Total assets under management of Wanger as of September 30, 2000 were approximately $9.4 billion. The purchase price for this transaction was approximately $277.4 million in cash, including the costs of acquisition. In addition, the Company has agreed to make additional payments over the next five years of up to $178.0 million in cash, with $170.0 million contingent upon the attainment of certain earnings objectives. This transaction was accounted for as a purchase and resulted in the recording of $133.0 million of intangible assets which will be amortized over 13 years and $146.5 million of goodwill which will be amortized over 25 years. The Company funded the acquisition of Wanger with cash and investments and $200.0 million of debt issued to Liberty Mutual Insurance Company. Such debt consists of a $180.0 million 12-year note with interest payable semi-annually at 8.85% and a $20.0 million 20-year note with interest payable semi-annually at 9.35%. Such notes are immediately due upon a change in control of the Company.

9.      RESTRUCTURING CHARGES

        In the third quarter of 2000, the Company recorded pre-tax restructuring charges of $11.3 million, consisting of severance and other expenses. The restructuring charges related to two initiatives, streamlining the Company's mutual fund product offerings and centralizing corporate functions. The first initiative follows an in-depth analysis of the Company's mutual fund and variable annuity products and considers the Wanger acquisition, which brings additional scale and products to the Company's mutual fund product offerings. As a result of this analysis, the Company plans to merge a number of its smaller mutual funds into larger ones. The fund consolidation was filed with the Securities and Exchange Commission on October 5, 2000 and is subject to shareholder approval. The second initiative involves centralizing the finance, human resources, legal and compliance, and communications functional areas. Previously, these functions were managed independently in each operating company. The functional centralization process began in August of this year and the Company anticipates that it will be fully implemented by the end of 2001. The Company currently expects that there will be additional pre-tax charges of $8.7 million in the fourth quarter of 2000 and $5.0 million in 2001.

10.     SUBSEQUENT EVENTS

        On November 1, 2000, the Company announced an agreement to sell the Private Capital Management ("PCM") division of Stein Roe & Farnham Incorporated to a new entity which will be jointly owned by the current PCM management team and an outside investor group. Under the terms of the sales agreement, the Company is to receive proceeds of $40.0 million, which includes $10.0 million in cash and a $30.0 million 12% note due over five years. Closing of this transaction, which is subject to certain conditions, is expected to occur at year-end. It is estimated that this transaction will result in an after-tax gain of approximately $13.8 million.

        On November 1, 2000, the Company announced that it has retained the investment banking firm of Credit Suisse First Boston Corporation to review its strategic alternatives, including a possible sale of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    NET INCOME was $22.1 million or $0.45 per share for the quarter ended September 30, 2000 compared to $24.6 million or $0.51 per share for the quarter ended September 30, 1999. This decrease resulted largely from restructuring charges, higher operating expenses, net realized investment losses and amortization expense. Partially offsetting these items were higher investment spread, lower income tax expense, higher fee income and net change in unrealized and undistributed gains in private equity limited partnerships. For the first nine months of 2000, net income was $90.5 million or $1.86 per share compared to $75.3 million or $1.57 per share for the first nine months of 1999. This increase resulted largely from higher investment spread, net change in unrealized and undistributed gains in private equity limited partnerships, fee income and lower interest expense, net. Partially offsetting these items were higher operating expenses, amortization expense, restructuring charges, net realized investment losses and income tax expense.

    PRE-TAX INCOME was $27.3 million for the quarter ended September 30, 2000 compared to $37.1 million for the quarter ended September 30, 1999. This decrease resulted largely from restructuring charges, higher operating expenses, net realized investment losses and amortization expense. Partially offsetting these items were higher investment spread, fee income and net change in unrealized and undistributed gains in private equity limited partnerships. For the first nine months of 2000, pre-tax income was $137.4 million compared to $117.1 million for the first nine months of 1999. This increase resulted largely from higher investment spread, net change in unrealized and undistributed gains in private equity limited partnerships, fee income and lower interest expense, net. Partially offsetting these items were higher operating expenses, amortization expense, restructuring charges and net realized investment losses.

    INVESTMENT SPREAD is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $78.3 million for the quarter ended September 30, 2000 compared to $66.6 million for the quarter ended September 30, 1999. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage for the quarter ended September 30, 2000 was 2.20% compared to 1.90% for the quarter ended September 30, 1999. For the first nine months of 2000, investment spread was $240.1 million compared to $205.7 million for the first nine months of 1999. The investment spread percentage was 2.28% for the first nine months of 2000 compared to 1.93% for the first nine months of 1999. These increases in investment spread percentage resulted primarily from increased yields on average invested assets, largely relating to distributed realized gains in private equity limited partnerships, including those accounted for under the cost method.

    Investment income was $214.1 million for the quarter ended September 30, 2000 compared to $197.9 million for the quarter ended September 30, 1999. The increase of $16.2 million in 2000 compared to 1999 includes a $15.9 million increase as a result of a higher average investment yield and a $0.3 million increase resulting from a slightly higher level of average invested assets. The 2000 investment income was net of $19.7 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $19.8 million in 1999. The average investment yield was 6.69% for the quarter ended September 30, 2000 compared to 6.20% for the quarter ended September 30, 1999. For the first nine months of 2000, investment income was $636.4 million compared to $601.2 million for the first nine months of 1999. The increase of $35.2 million in 2000 compared to 1999 includes a $45.5 million increase as a result of a higher average investment yield, partially offset by an $10.3 million decrease resulting from a lower level of average invested assets. The 2000 investment income was net of $64.3 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $58.6 million in 1999. The average investment yield was 6.67% for the first nine months of 2000 compared to 6.20% for the first nine months of 1999.

    Interest credited to policyholders totaled $135.8 million for the quarter ended September 30, 2000 compared to $131.3 million for the quarter ended September 30, 1999. The increase of $4.5 million in 2000 compared to 1999 primarily relates to a $5.8 million increase as a result of a higher average interest credited rate, partially offset by a $1.3 million decrease as a result of a lower level of average policyholder balances. Policyholder balances averaged $12.1 billion (including $9.8 billion of fixed products, consisting of fixed annuities and a closed block of single premium whole life insurance, and $2.3 billion of equity-indexed annuities) for the quarter ended September 30, 2000 compared to $12.2 billion (including $10.0 billion of fixed products and $2.2 billion of equity-indexed annuities) for the quarter ended September 30, 1999. The average interest credited rate was 4.49% (5.30% on fixed products and 0.85% on equity-indexed annuities) for the quarter ended September 30, 2000 compared to 4.30% (5.00% on fixed products and 0.85% on equity-indexed annuities) for the quarter ended September 30, 1999. Keyport's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 100%) of the change in value of the S&P 500 Index. Keyport's equity-indexed annuities also provide a full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate was offset by investment income recognized on the S&P 500 Index call options resulting in a 0.85% net credited rate. For the first nine months of 2000, interest credited to policyholders totaled $396.3 million compared to $395.5 million for the first nine months of 1999. The increase of $0.8 million in 2000 compared to 1999 primarily relates to a $10.7 million increase as a result of a higher average interest credited rate, partially offset by a $9.9 million decrease resulting from a lower level of average policyholder balances. Policyholder balances averaged $12.1 billion (including $9.7 billion of fixed products and $2.4 billion of equity-indexed annuities) for the first nine months of 2000 compared to $12.3 billion (including $10.2 billion of fixed products and $2.1 billion of equity-indexed annuities) for the first nine months of 1999. The average interest credited rate was 4.39% (5.18% on fixed products and 0.85% on equity-indexed annuities) for the first nine months of 2000 compared to 4.27% (5.00% on fixed products and 0.85% on equity-indexed annuities) for the first nine months of 1999.

    Average investments in the Company's general account (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.8 billion for the quarters ended September 30, 2000 and 1999. For the first nine months of 2000, such average investments were $12.7 billion compared to $12.9 billion for the first nine months of 1999. This decrease was primarily due to net redemptions and transfers to separate accounts, partially offset by the reinvestment of portfolio earnings for the twelve months ended September 30, 2000.

    NET REALIZED INVESTMENT LOSSES were $20.8 million for the quarter ended September 30, 2000 compared to $12.7 million for the quarter ended September 30, 1999. For the first nine months of 2000, net realized investment losses were $37.6 million compared to $27.4 million for the first nine months of 1999. The net realized investment losses in 2000 included losses of $8.7 million for the nine months for certain fixed maturity investments where the decline in value was determined to be other than temporary.

    NET CHANGE IN UNREALIZED AND UNDISTRIBUTED GAINS IN PRIVATE EQUITY LIMITED PARTNERSHIPS is accounted for on the equity method and represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $11.0 million and $52.6 million for the three months and nine months ended September 30, 2000, respectively, and net of amounts realized, which are recognized in investment income, of $6.2 million and $8.7 million for the three months and nine months ended September 30, 2000, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. The increase for the three months and nine months ended September 30, 2000 was due primarily to the increase in the valuation of the underlying investments of certain private equity limited partnerships. The corresponding amounts in 1999 were insignificant. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

    The Company has restated its first and second quarter results of operations and related financial statements to reflect the after-tax net change in unrealized and undistributed gains in private equity limited partnerships. The net increase in net income and net income per share was $9.7 million and $0.20 per share, respectively, for the quarter ended March 31, 2000 and $4.9 million and $0.10 per share, respectively, for the quarter ended June 30, 2000. The corresponding amounts in 1999 were insignificant.

    INVESTMENT ADVISORY AND ADMINISTRATIVE FEES are based on the market value of assets managed for mutual funds, private capital management and institutional investors. Investment advisory and administrative fees were $71.2 million for the quarter ended September 30, 2000 compared to $68.2 million for the quarter ended September 30, 1999. For the first nine months of 2000, investment advisory and administrative fees were $214.4 million compared to $202.6 million for the first nine months of 1999. These increases during 2000 compared to 1999 primarily reflect a higher level of average fee-based assets under management.

    Average fee-based assets under management were $53.3 billion for the quarter ended September 30, 2000 compared to $48.6 billion for the quarter ended September 30, 1999. For the first nine months of 2000, average fee-based assets under management were $52.3 billion compared to $48.0 billion for the first nine months of 1999. These increases during 2000 compared to 1999 resulted from net sales and market appreciation for the twelve months ended September 30, 2000. Investment advisory and administrative fees were 0.53% and 0.56% of average fee-based assets under management for the quarters ended September 30, 2000 and 1999, respectively. For the first nine months of 2000 and 1999, such percentages were 0.55% and 0.56%, respectively.

    The amount of fee-based assets under management is affected by product sales and redemptions and changes in the market values of such assets under management. Fee-based assets under management and changes in such assets are set forth in the tables below (in billions).

FEE-BASED ASSETS UNDER MANAGEMENT


                                                                       AS OF SEPTEMBER 30
                                                                    -------------------------
                                                                      2000           1999
                                                                    ----------    -----------
  Mutual Funds:
        Intermediary-distributed                                       $17.9          $17.5
        Direct-marketed                                                 14.3            6.1
        Closed-end                                                       2.8            2.5
        Variable annuity                                                 2.9            1.8
                                                                    ----------    -----------
                                                                        37.9           27.9
  Private Capital Management                                             9.6            8.2
  Institutional                                                         15.5           11.9
                                                                    ----------    -----------
        Total Fee-Based Assets Under Management*                       $63.0          $48.0
                                                                    ==========    ===========

--------------
* As of September 30, 2000 and 1999, Keyport's insurance assets of $14.4 billion and $13.4 billion, respectively, bring total assets under management to $77.4 billion and $61.4 billion, respectively.

 CHANGES IN FEE-BASED ASSETS UNDER MANAGEMENT


                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30           SEPTEMBER 30
                                                  ---------------------- ----------------------
                                                     2000       1999        2000       1999
                                                  ----------- ---------- ----------- ----------
 Fee-based assets under management - beginning       $52.5       $49.1      $51.4       $47.9
 Sales and reinvestments:
      Mutual funds                                     1.6         1.8        4.8         5.5
      Private Capital Management                       0.4         0.5        1.3         1.1
      Institutional                                    0.7         0.9        2.9         2.4
                                                  ----------- ---------- ----------- ----------
                                                       2.7         3.2        9.0         9.0
                                                  ----------- ---------- ----------- ----------
 Redemptions and withdrawals:
      Mutual funds                                    (1.5)       (1.8)      (5.3)       (5.7)
      Private Capital Management                      (0.1)       (0.4)      (0.6)       (0.7)
      Institutional                                   (0.2)       (0.3)      (1.2)       (1.9)
                                                  ----------- ---------- ----------- ----------
                                                      (1.8)       (2.5)      (7.1)       (8.3)
                                                  ----------- ---------- ----------- ----------
 Asset acquisition                                     9.4         -          9.4         -
 Market appreciation (depreciation)                    0.2        (1.8)       0.3        (0.6)
                                                  ----------- ---------- ----------- ----------
 Fee-based assets under management - ending          $63.0       $48.0      $63.0       $48.0
                                                  =========== ========== =========== ==========

    DISTRIBUTION AND SERVICE FEES are based on the market value of the Company's intermediary-distributed mutual funds. Distribution fees of 0.75% are generally earned on the average assets attributable to such funds sold with 12b-1 distribution fees and contingent deferred sales charges and service fees of 0.25% (net of amounts passed on to selling brokers) are generally earned on the total of such average mutual fund assets. These fees totaled $15.6 million for the quarter ended September 30, 2000 compared to $15.3 million for the quarter ended September 30, 1999. For the first nine months of 2000, distribution and service fees were $46.1 million compared to $45.3 million for the first nine months of 1999. As a percentage of intermediary-distributed average mutual fund assets, distribution and service fees were approximately 0.36% for the quarter ended September 30, 2000 compared to 0.35% for the quarter ended September 30, 1999. For the first nine months of 2000 and 1999, such percentage was 0.35%.

     TRANSFER AGENCY FEES are based on the market value of assets managed and the volume of transactions in the Company's intermediary-distributed, direct-marketed and variable annuity mutual funds. Such fees were $12.3 million on average assets of $26.6 billion for the quarter ended September 30, 2000 and $13.1 million on average assets of $26.0 billion for the quarter ended September 30, 1999. For the first nine months of 2000, transfer agency fees were $37.2 million on average assets of $26.5 billion and $38.8 million on average assets of $26.1 billion for the first nine months of 1999. As a percentage of total average assets under management, transfer agency fees were approximately 0.19% for the quarter ended September 30, 2000 compared to 0.20% for the quarter ended September 30, 1999. For the first nine months of 2000 and 1999, such percentages were 0.19% and 0.20%, respectively.

    SURRENDER CHARGES AND NET COMMISSIONS are revenues earned on: a) the early withdrawal of annuity policyholder balances and redemptions of the intermediary-distributed mutual funds which were sold with 12b-1 distribution fees and contingent deferred sales charges; b) the distribution of the Company's intermediary-distributed mutual funds (net of the substantial portion of such commissions that is passed on to the selling brokers); and c) the sales of non-proprietary products in the Company's bank marketing businesses (net of commissions that are paid to the Company's client banks and brokers). Total surrender charges and net commissions were $10.1 million for the quarter ended September 30, 2000 compared to $9.6 million for the quarter ended September 30, 1999. For the first nine months of 2000, total surrender charges and net commissions were $30.1 million compared to $27.0 million for the first nine months of 1999.

    Surrender charges on fixed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed generally during the first nine years. Such charges totaled $8.0 million for the quarter ended September 30, 2000 and $6.5 million for the quarter ended

September 30, 1999. For the first nine months of 2000, surrender charges were $22.7 million compared to $18.0 million for the first nine months of 1999. Total annuity withdrawals represented 15.0% and 15.2% of the total average annuity policyholder and separate account balances for the quarters ended September 30, 2000 and 1999, respectively. For the first nine months of 2000 and 1999, the corresponding percentages were 15.6% and 14.4%, respectively. Net commissions were $2.1 million for the quarter ended September 30, 2000 and $3.1 million for the quarter ended September 30, 1999. For the first nine months of 2000, net commissions were $7.4 million compared to $9.0 million for the first nine months of 1999.

    SEPARATE ACCOUNT FEES are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. In addition, for certain separate institutional accounts, the difference between investment income and interest credited on these institutional accounts is included in separate account fees. These fees, which are primarily based on the market values of the assets in separate accounts supporting the contracts, were $11.8 million for the quarter ended September 30, 2000 compared to $8.7 million for the quarter ended September 30, 1999. For the first nine months of 2000, separate account fees were $33.6 million compared to $23.0 million for the first nine months of 1999. The increase in separate account fees was due to the increase in separate account assets in 2000. Such fees represented 1.23% and 1.31% of average variable annuity, variable life and institutional separate account balances for the quarters ended September 30, 2000 and 1999, respectively. For the first nine months of 2000 and 1999, such percentages were 1.25% and 1.29%, respectively.

    OPERATING EXPENSES primarily represent compensation, marketing, and other general and administrative expenses. These expenses were $98.1 million for the quarter ended September 30, 2000 compared to $89.1 million for the quarter ended September 30, 1999. For the first nine months of 2000, operating expenses were $300.0 million compared to $268.3 million for the first nine months of 1999. These increases during 2000 compared to 1999 were primarily related to the expansion of investment management capabilities, mutual fund product lines, distribution and electronic commerce activities. Operating expenses expressed as a percent of average total assets under management were 0.58% for the quarters ended September 30, 2000 and 1999. For the first nine months of 2000 and 1999, such percentages were 0.60% and 0.59%, respectively.

    RESTRUCTURING CHARGES in the third quarter of 2000 of $11.3 million consist of severance and other expenses. The restructuring charges related to two initiatives, streamlining the Company's mutual fund product offerings and centralizing corporate functions. The first initiative follows an in-depth analysis of the Company's mutual fund and variable annuity products and considers the Wanger acquisition, which brings additional scale and products to the Company's mutual fund product offerings. As a result of this analysis, the Company plans to merge a number of its smaller mutual funds into larger ones. The fund consolidation was filed with the Securities and Exchange Commission on October 5, 2000 and is subject to shareholder approval. The second initiative involves centralizing the finance, human resources, legal and compliance, and communications functional areas. Previously, these functions were managed independently in each operating company. The functional centralization process began in August of this year and the Company anticipates that it will be fully implemented by the end of 2001. The Company currently expects that there will be additional pre-tax charges of $8.7 million in the fourth quarter of 2000 and $5.0 million in 2001.

    AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $26.9 million for the quarter ended September 30, 2000 compared to $22.8 million for the quarter ended September 30, 1999. For the first nine months of 2000, amortization of deferred policy acquisition costs was $83.8 million compared to $69.5 million for the first nine months of 1999. The increase during 2000 compared to 1999 was due to the increased profit realized on the in-force business. Amortization expense represented 29.9% and 30.3% of investment spread and separate account fees for the quarters ended September 30, 2000 and 1999, respectively. For the first nine months of 2000 and 1999, the corresponding percentages were 30.6% and 30.4%, respectively.

    AMORTIZATION OF DEFERRED DISTRIBUTION COSTS relates to the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Amortization was $10.9 million for the quarter ended September 30, 2000 compared to $10.2 million for the quarter ended September 30, 1999. For the first nine months of

2000, amortization of deferred distribution costs was $31.5 million compared to $29.4 million for the first nine months of 1999.

    AMORTIZATION OF INTANGIBLE ASSETS relates to goodwill and certain identifiable intangible assets arising from business combinations accounted for as purchases. Amortization was $5.1 million for the quarter ended September 30, 2000 compared to $5.0 million for the quarter ended September 30, 1999. For the first nine months of 2000, amortization of intangible assets was $15.3 million compared to $15.1 million for the first nine months of 1999. The Company has experienced higher than anticipated redemptions of assets under management at an acquired company, which at September 30, 2000 had goodwill and other intangible assets of $80.8 million. Although the Company has determined that there is no impairment of goodwill and other intangible assets at this time, if the higher level of redemptions were to continue and sales were not to increase, the Company's estimate of related future cash flows may change, resulting in the need to record an impairment loss.

    INTEREST EXPENSE, NET was $4.8 million for the quarter ended September 30, 2000 compared to $4.6 million for the quarter ended September 30, 1999. For the first nine months of 2000, interest expense, net was $13.0 million compared to $15.6 million for the first nine months of 1999. Interest expense primarily consists of interest on notes payable and interest on the Liberty Funds Group revolving credit facility which is utilized to finance deferred sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Interest expense was net of interest income of $5.7 million and $4.3 million for the quarters ended September 30, 2000 and 1999, respectively. For the first nine months of 2000 and 1999, interest expense was net of interest income of $17.4 million and $11.2 million, respectively.

    INCOME TAX EXPENSE was $5.2 million or 19.0% of pre-tax income for the quarter ended September 30, 2000 compared to $12.5 million, or 33.7% of pre-tax income for the quarter ended September 30, 1999. The decrease in the effective tax rate for the third quarter of 2000 primarily reflects a reduction to the valuation allowance established for unrealized capital losses in the "available for sale" investment portfolio. For the first nine months of 2000, income tax expense was $46.9 million or 34.1% of pre-tax income compared to $41.8 million or 35.7% of pre-tax income for the first nine months of 1999.

FINANCIAL CONDITION

    STOCKHOLDERS' EQUITY was $1.32 billion as of September 30, 2000 compared to $1.19 billion as of December 31, 1999. Net income for the first nine months of 2000 was $90.5 million and cash dividends on the Company's preferred and common stock totaled $4.7 million. Common stock totaling $2.2 million was issued in connection with the exercise of stock options. A decrease in accumulated other comprehensive loss, which consists of net unrealized investment losses, net of adjustments to deferred policy acquisition costs and income taxes, during the period increased stockholders' equity by $46.0 million.

    BOOK VALUE PER SHARE amounted to $27.35 at September 30, 2000 compared to $24.99 at December 31, 1999. Excluding net unrealized losses on investments, book value per share amounted to $29.66 at September 30, 2000 and $28.32 at December 31, 1999. As of September 30, 2000, there were 48.4 million common shares outstanding compared to 47.5 million shares as of December 31, 1999.

    INVESTMENTS not including cash and cash equivalents, totaled $12.2 billion at September 30, 2000 and December 31, 1999.

    The Company manages the majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity securities for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire portfolio of fixed maturity securities as "available for sale" and accordingly carries such investments at fair value. The Company's total investments at September 30, 2000 and December 31, 1999 reflected net unrealized losses of $199.6 million and $318.6 million, respectively.

    Approximately $11.8 billion, or 80.1%, of the Company's general account and certain separate account investments at September 30, 2000, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At September 30, 2000, the carrying value of investments in below investment grade securities represented $1.2 billion or 8.5% of general account investments, including cash and cash equivalents in the Company's annuity operations, and certain separate account investments. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

    The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports, and other externally generated information concerning the borrower's affairs. In the case of publicly traded fixed maturity securities, management also considers market value quotations if available. As of September 30, 2000 and December 31, 1999, the carrying value of fixed maturity securities that were non-income producing was $26.2 million and $22.6 million, respectively.

DERIVATIVES

    As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. The Company had 60 and 67 outstanding swap agreements with an aggregate notional principal amount of $3.2 billion and $3.4 billion as of September 30, 2000 and December 31, 1999, respectively.

    With respect to the Company's equity-indexed annuities and certain separate account liabilities, the Company buys call options, futures and certain total return swap agreements on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $443.6 million and $701.1 million as of September 30, 2000 and December 31, 1999, respectively. The Company had total return swap agreements with a carrying value of $29.9 million and $37.8 million as of September 30, 2000 and December 31, 1999, respectively.

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

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amended SFAS No. 133 to defer its effective date one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" - an amendment of SFAS No. 133. This statement makes certain changes in the hedging provisions of SFAS No. 133 and is effective concurrent with SFAS No. 133 (collectively hereafter referred to as the "Statement"). The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change.

    The Company is in the process of completing its analysis and evaluation of the requirements and impact of this Statement. Changes in the S&P 500 Index, interest rates, and the interpretation of the Statement by various interested accounting groups will effect the amount of the accounting change. The Company believes, based upon current market conditions and accounting literature, that the cumulative effect, reported after tax and net of related effects of deferred policy acquisition costs, upon adoption at January 1, 2001 will decrease net income and stockholders' equity in a range from $30.0 million to $70.0 million. The adoption of the Statement may increase volatility in reported income due to the requirements of defining an effective hedging relationship under the Statement as opposed to certain hedges the Company believes are effective economic hedges. The Company believes that it will continue to utilize its current risk management philosophy, which includes the use of derivative instruments.

ACQUISITION

    On September 29, 2000, the Company completed the acquisition of Wanger Asset Management, L.P. ("Wanger"), a registered investment advisor. Total assets under management of Wanger as of September 30, 2000 were approximately $9.4 billion. The purchase price for this transaction was approximately $277.4 million in cash, including the costs of acquisition. In addition, the Company has agreed to make additional payments over the next five years of up to $178.0 million in cash, with $170.0 million contingent upon the attainment of certain earnings objectives. This transaction was accounted for as a purchase and resulted in the recording of $133.0 million of intangible assets which will be amortized over 13 years and $146.5 million of goodwill which will be amortized over 25 years. The Company funded the acquisition of Wanger with cash and investments and $200.0 million of debt issued to Liberty Mutual Insurance Company. Such debt consists of a $180.0 million 12-year note with interest payable semi-annually at 8.85% and a $20.0 million 20-year note with interest payable semi-annually at 9.35%.

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

    The Company has a $150.0 million revolving credit facility (the "Facility"), established in April 1999 which is utilized to finance sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. This five year Facility is secured by such 12b-1 distribution fees and contingent deferred sales charges. Interest accrues on the outstanding borrowings under the Facility at a rate determined by sales of highly rated commercial paper backed in part by the security interest in such fees and charges. At September 30, 2000, the interest paid on borrowings under the Facility was at the rate of 6.63% per annum.

    Current Rhode Island insurance law applicable to Keyport permits the payment of dividends or distributions, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of Keyport's statutory surplus as of the preceding December 31 or (ii) Keyport's statutory net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of September 30, 2000, the amount of dividends that Keyport could pay without such approval was $47.8 million. Future regulatory changes and credit agreements may create additional limitations on the ability of the Company's subsidiaries to pay dividends.

    Based upon the historical cash flow of the Company, the Company's current financial condition and the Company's expectation that there will not be a material adverse change in the results of operations of the Company and its subsidiaries during the next twelve months, the Company believes that cash flow provided by operating activities over this period will provide sufficient liquidity for the Company to meet its working capital, capital investment and other operational cash needs, its debt service obligations, its obligations to pay dividends on the preferred stock and its intentions to pay dividends on the common stock. As was the case with the Wanger acquisition, the Company may require external sources of liquidity in order to finance material acquisitions where the purchase price is not paid in equity.

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

    Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from annuity premiums and deposits, net investment income, and from the sales and maturities of fixed investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of September 30, 2000, $11.7 billion, or 81.6%, of Keyport's general account and certain separate account investments are considered readily marketable.

    To the extent that unanticipated surrenders cause Keyport to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurances can be given, Keyport believes that liquidity to fund anticipated withdrawals would be available through incoming cash flow and the sale of short-term or floating-rate investments, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market. In addition, the Company's fixed-rate products incorporate surrender charges to encourage persistency and to make the cost of its policyholder balances more predictable. Approximately 88% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions as of September 30, 2000.

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

SUBSEQUENT EVENTS

    On November 1, 2000, the Company announced an agreement to sell the Private Capital Management ("PCM") division of Stein Roe & Farnham Incorporated to a new entity which will be jointly owned by the current PCM management team and an outside investor group. Under the terms of the sales agreement, the Company is to receive proceeds of $40.0 million, which includes $10.0 million in cash and a $30.0 million 12% note due over five years. Closing of this transaction, which is subject to certain conditions, is expected to occur at year-end. It is estimated that this transaction will result in an after-tax gain of approximately $13.8 million.

    On November 1, 2000, the Company announced that it has retained the investment banking firm of Credit Suisse First Boston Corporation to review its strategic alternatives, including a possible sale of the Company.

FORWARD-LOOKING STATEMENTS

    The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Investors are cautioned that all statements not based on historical fact, trend analyses and other information contained in this report or in any of the Company's filings under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act"), relative to the Company's plans, markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions, constitute forward-looking statements under the Reform Act. These forward-looking statements are made based on current expectations and assumptions and are subject to known and unknown risks, uncertainties and other factors, many of which are beyond the Company's control, that may cause actual results to be materially different from those expressed or implied by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and market factors, such as prevailing interest rate levels, stock market performance and fluctuations in the market for retirement-oriented savings products and investment management products, which may adversely affect the ability of the Company to sell its products and services and the market value of the Company's investments and assets under management and, therefore, the portion of its revenues that are based on a percentage of assets under management; (2) the Company's ability to manage effectively its investment spread (i.e. the amount by which investment income exceeds interest credited to annuity and life insurance policyholders) as a result of changes in interest rates and crediting rates to policyholders, market conditions and other factors (the Company's results of operations and financial condition are significantly dependent on the Company's ability to manage effectively its investment spread);
(3) that the net change in unrealized and undistributed gains in private equity limited partnerships will not be realized or that future losses on such investment will not occur; (4) levels of surrenders, withdrawals and net redemptions of the Company's retirement-oriented insurance products and investment management products; (5) relationships with investment management clients, including levels of assets under management; (6) the ability of the Company to manage effectively certain risks with respect to its investment portfolio, including risks relating to holding below investment grade securities and the ability to dispose of illiquid and/or restricted securities at desired times and prices, and the ability to manage and hedge against interest rate changes through asset/liability management techniques; (7) competition in the sale of the Company's products and services, including the Company's ability to establish and maintain relationships with distributors of its products; (8) changes in financial ratings of Keyport or those of its competitors; (9) the

Company's ability to attract and retain key employees, including senior officers, portfolio managers and sales executives; (10) the impact of and compliance by the Company with existing and future regulation, including restrictions on the ability of certain subsidiaries to pay dividends and any obligations of the Company under any guaranty fund assessment laws; (11) changes in applicable tax laws which may affect the relative tax advantages and attractiveness of some of the Company's products; (12) the result of any litigation or legal proceedings involving the Company; (13) changes in generally accepted accounting principles and the impact of accounting principles and pronouncements on the Company's financial condition and results of operations;
(14) changes in the Company's senior debt ratings; (15) changes in operating expense levels; (16) acquisition risks, including risks that the acquisition and integration of Wanger Asset Management, L.P. will not be as successful as anticipated; (17) risks that the proposed sale of PCM will not be consummated;
(18) risks that the Company's restructuring efforts and its exploration of strategic alternatives will not be successful or result in a transaction; and
(19) the other risk factors or uncertainties contained from time to time in any document incorporated by reference in this report or otherwise filed by the Company under the Exchange Act. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that the estimates and expectations reflected in such statements will be achieved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes during the first nine months of 2000 in the Company's market risks or in the methods which the Company uses to manage such risks, which are described in the Company's Form 10-K for the year ended December 31, 1999.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        10.1   Loan Agreement dated as of September 28, 2000 between Liberty
               Financial Companies, Inc. and Liberty Mutual Insurance Company, as Agent ("Wanger Loan Agreement")

        10.2   Form of Promissory Note issued pursuant to the Wanger Loan
               Agreement

        12     Statement re Computation of Ratios

        27     Financial Data Schedule


(b)     REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       LIBERTY FINANCIAL COMPANIES, INC.


                                  /s/ J. Andy Hilbert
                       -------------------------------------------
                                    J. Andy Hilbert
                              (Duly Authorized Officer and
                                Chief Financial Officer)








Date:   November 14, 2000

                                  EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION                                                          PAGE
-----------     -----------                                                          ----

     10.1       Loan Agreement dated as of September 28, 2000 between Liberty
                Financial Companies, Inc. and Liberty Mutual Insurance Company, as Agent ("Wanger Loan Agreement")

     10.2       Form of Promissory Note issued pursuant to the Wanger Loan
                Agreement

      12        Statement re Computation of Ratios

      27        Financial Data Schedule
