Form 10-K
period 2000-12-31
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 2001-04-02
CIK 936372

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13654
                            ------------------------

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

                                               Name of each exchange
         Title of each class                    on which registered
  Common Stock, Par Value $.01 per            New York Stock Exchange
                share                          Boston Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 16, 2001 (based on the closing sale price of the Common Stock on the New York Stock Exchange on such date) was approximately $621.3 million.

    There were 48,832,006 shares of the registrant's Common Stock, $.01 par value, and 213,242 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of March 16, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       LIBERTY FINANCIAL COMPANIES, INC.
       ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2000
                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                   --------
Part I

Item 1.              Business....................................................         2

Item 2.              Properties..................................................        20

Item 3.              Legal Proceedings...........................................        20

Item 4.              Submission of Matters to a Vote of Security Holders.........        20

Part II

Item 5.              Market for Registrant's Common Equity and Related
                     Stockholder Matters.........................................        21

Item 6.              Selected Financial Data.....................................        22

Item 7.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................        24

Item 7A.             Quantitative and Qualitative Disclosures About Market
                     Risk........................................................        37

Item 8.              Financial Statements and Supplementary Data.................        37

Item 9.              Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure....................................        37

Part III

Item 10.             Directors and Executive Officers of the Registrant..........        38

Item 11.             Executive Compensation......................................        40

Item 12.             Security Ownership of Certain Beneficial Owners and
                     Management..................................................        40

Item 13.             Certain Relationships and Related Transactions..............        40

Part IV

Item 14.             Exhibits, Financial Statement Schedules, and Reports on
                     Form 8-K....................................................        44

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

    The Company has two core product lines--retirement-oriented insurance products and investment management products. Retirement-oriented insurance products consist substantially of annuities. Investment management products in 2000 consisted of mutual funds, private capital management and institutional asset management. On September 29, 2000 the Company completed its purchase of Wanger Asset Management, L.P. On December 29, 2000, the Company completed the sale of its Private Capital Management ("PCM") division of Stein Roe & Farnham Incorporated to the PCM management team and an outside investor group. The Company sells its products through multiple distribution channels, including brokerage firms, banks and other depository institutions, financial planners and insurance agents, as well as directly to investors. The Company's net operating income (i.e., net income excluding net realized investment gains and losses, restructuring charges, special compensation plan charges, net change in unrealized and undistributed gains in private equity limited partnerships, gain on the sale of PCM and extraordinary items, net of related income taxes) was $144.0 million in 2000, $126.7 million in 1999 and $122.6 million in 1998. The following table sets forth the Company's assets under management as of December 31, 2000, 1999 and 1998, respectively.

                                                                       ASSETS UNDER
                                                                        MANAGEMENT
                                                              ------------------------------
                                                                    AS OF DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN BILLIONS)
Retirement-oriented insurance products......................   $14.8      $13.7      $13.1
Mutual funds................................................    36.2       29.8       28.6
Private capital management..................................      --        9.1        7.9
Institutional asset management..............................    15.6       12.5       11.4
                                                               -----      -----      -----
  Total.....................................................   $66.6      $65.1      $61.0
                                                               =====      =====      =====

    At March 16, 2001, approximately 70.11% of the combined voting power of Liberty Financial's voting stock was indirectly owned by Liberty Mutual Insurance Company ("Liberty Mutual").

    Liberty Financial's principal executive offices are located at 600 Atlantic Avenue, Boston, Massachusetts 02210-2214. Its telephone number is
(617) 722-6000.

    MULTIPLE ASSET ACCUMULATION PRODUCTS. The Company sells a full range of retirement-oriented insurance products that provide fixed, indexed or variable returns to policyholders. Substantially all of these products currently are annuities that are written by the Company's wholly-owned subsidiary, Keyport Life Insurance Company ("Keyport"). Annuities are insurance products which provide a tax-deferred means of accumulating savings for retirement needs and provide a tax-efficient source of income in the payout period. The Company's principal fixed annuity products are individual single premium deferred fixed annuities ("SPDAs"), which represented $7.7 billion of policyholder liabilities as of December 31, 2000. In addition to SPDAs, the Company also sells equity-indexed and variable annuities. Equity-indexed annuities are an innovative product first introduced to the marketplace by the Company when it began selling its KeyIndex-Registered Trademark- product in 1995. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion of the change in value of a specified equity index (in the case of the Company's equity-indexed products, the Standard & Poor's 500 Composite Stock Index ("S&P 500 Index")).(*) Under a variable annuity, the policyholder has the opportunity to select separate account investment options, consisting of underlying mutual funds, which pass the investment risk directly to the policyholder in return for the potential of higher returns. Variable annuities also include guaranteed fixed interest rate options.

    The Company has seven operating units engaged in investment management:
Colonial Management Associates, Inc., ("Colonial"), Stein Roe & Farnham Incorporated ("Stein Roe"), Newport Pacific Management, Inc. ("Newport"), Crabbe Huson Group, Inc. ("Crabbe Huson"), Progress Investment Management Company ("Progress"), Liberty Asset Management Company ("LAMCO") and Liberty Wanger Asset Management, L.P. ("Liberty Wanger"), each of which carries strong brand name recognition in the markets it serves.

    MULTIPLE DISTRIBUTION CHANNELS. Liberty Financial sells its products through multiple distribution channels. The Company distributes its products through all the major third party intermediary channels, including national and regional brokerage firms, banks and other depository institutions, financial planners and insurance agents. To capitalize on the importance of banks and other depository institutions as intermediaries for its products, the Company also operates its own distribution unit, Independent Financial Marketing
Group, Inc. ("Independent") which sells annuities and mutual funds through such entities. Certain of the Company's products also are sold directly to investors, including its mutual funds sold without a sales load and institutional asset management products. The Company believes that it is one of the few asset accumulators with a significant presence in both the intermediary and direct channels. Total product sales for 2000 were $17.2 billion (including
$3.1 billion of reinvested dividends). During 2000, 46% of sales were made through intermediary distributors, with the balance made directly to the investor. Over 37,000 individual brokers and other intermediaries sold Liberty Financial products in 2000.

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

    - INTEGRATION. Liberty Financial actively promotes integration of its operating units and believes that such efforts will enable it to accumulate additional assets by leveraging distribution capabilities and to reduce expenses by consolidating redundant back office functions. The Company has consolidated its mutual fund administration and transfer agency operations and has consolidated the distribution of the Company's intermediary distributed mutual funds and annuity insurance products, while retaining the distinctive styles and processes of its investment management subsidiaries. Stein Roe manages the majority of Keyport's general account assets and together with Colonial, Newport and LAMCO manages certain of the funds underlying Keyport's variable annuity products. Independent was the second largest distributor of Keyport's annuities and the second largest distributor of the Company's mutual funds in 2000.

------------------------
* "S&P," "S&P 500" and "Standard and Poor's 500" are registered trademarks of the McGraw-Hill Companies, Inc., and have been licensed for use by Keyport.

    - ACQUISITIONS. Where appropriate, the Company seeks acquisitions that provide additional assets, new or complementary investment management capabilities, distribution capabilities or other integration or diversification opportunities in its core product areas. Acquisitions are an integral part of Liberty Financial's business strategy. Stein Roe (acquired in 1986), Keyport (acquired in 1988), Colonial (acquired in
      1995), Newport (acquired in 1995), Crabbe Huson (acquired in 1998), Progress (acquired in 1998), Liberty Wanger (acquired in 2000) and major components of the Company's bank distribution unit (including Independent, acquired in 1996) all joined Liberty Financial by acquisition. On
      November 1, 2000, the Company announced that it has retained the investment banking firm of Credit Suisse First Boston Corporation to review its strategic alternatives, including a possible sale of the Company.

    - INNOVATION. Liberty Financial believes that product and distribution innovations are essential in order to grow its asset base and meet the ever changing financial needs of its customers. The Company believes that it has an impressive track record in such innovations. For example, the Stein Roe Young Investor-TM- Fund was the first mutual fund to be coupled with an educational program to teach young people about investing, while offering parents an excellent device to save for educational and other family needs. The Company also introduced the first equity-indexed annuity product to the marketplace and was an early adopter of internet technology to support its business.

    The Company's business strategy is based on its belief that its products have attractive growth prospects due to important demographic and economic trends. These trends include the need for the aging baby boom generation to both increase savings and investment and plan for retirement income, lower public confidence in the adequacy of government and employer-provided retirement benefits, longer life expectancies, and rising health care costs. The Company believes that its product mix and distribution strength are well suited to exploit these demographic and economic trends.

RETIREMENT-ORIENTED INSURANCE PRODUCTS

    The Company sells a full range of retirement-oriented insurance products, grouped by whether they provide fixed, indexed or variable returns to policyholders. Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement. Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a tax-efficient source of income in the payout period. The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income for the Company. The Company's primary financial objectives for its annuities business are to increase policyholder balances through new sales and asset retention and to earn acceptable investment spreads on its fixed and indexed return products and fee income on its variable annuities.

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

    EQUITY-INDEXED ANNUITIES. Equity-indexed annuities are an innovative product first introduced to the marketplace in 1995 by the Company when it began selling its KeyIndex product. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 100%) of the change in value of a specified equity index. KeyIndex is currently offered for one, five, seven and ten-year terms with interest earnings based on a percentage of the increase in the S&P 500 Index. With the five, seven and ten year terms, the interest earnings are based on the highest policy anniversary date value of the S&P 500 Index during the term. KeyIndex also provides a guarantee of principal at the end of the term. Thus, unlike a direct equity investment, even if the S&P 500 Index declines there is no market risk to the policyholder's principal. In late 1996, the Company introduced a market value adjusted ("MVA") annuity product, KeySelect, which offers a choice between an equity-indexed account similar to KeyIndex and a fixed annuity-type interest account. KeySelect offers terms for each equity-indexed account of one, three, five, six and seven years, as well as a ten-year term for the fixed interest account. KeySelect shifts some investment risk to the policyholder, since surrender of the policy before the end of the policy term will result in increased or decreased account values based on the change in rates of designated U.S. Treasury securities since the beginning of the term.

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

    While the Company currently does not offer traditional life insurance products, it manages a closed block of single premium whole life insurance policies ("SPWLs"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWLs in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.9 billion as of December 31, 2000.

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

    INSTITUTIONAL ANNUITIES. Institutional annuity products are principally single premium deposits made by financial institutions that provide fixed or variable returns over a fixed period.

    The following table sets forth certain information regarding Keyport's retirement-oriented insurance products for the periods indicated.

                                                    AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      2000            1999            1998
                                                  -------------   -------------   -------------
                                                    (DOLLARS IN MILLIONS, EXCEPT POLICY DATA)
POLICY AND SEPARATE ACCOUNT LIABILITIES:
Fixed annuities.................................  $      7,353    $      7,197    $      7,834
Equity Indexed annuities........................         2,320           2,503           2,125
Variable annuities..............................         2,821           2,666           1,744
Institutional annuities.........................         1,524             950             412
Life insurance..................................         2,117           2,095           2,112
                                                  ------------    ------------    ------------
  Total.........................................  $     16,135    $     15,411    $     14,227
                                                  ============    ============    ============

                                                    AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      2000            1999            1998
                                                  -------------   -------------   -------------
                                                    (DOLLARS IN MILLIONS, EXCEPT POLICY DATA)
NUMBER OF IN FORCE POLICIES:
Fixed annuities.................................       167,119         182,858         205,508
Equity Indexed annuities........................        48,709          49,691          46,484
Variable annuities..............................        47,256          43,677          37,049
Institutional annuities.........................            11               6               2
Life insurance..................................        20,232          21,640          23,097
                                                  ------------    ------------    ------------
  Total.........................................       283,327         297,872         312,140
                                                  ============    ============    ============

AVERAGE IN FORCE POLICY AMOUNT:
Fixed annuities.................................  $     43,996    $     39,356    $     38,122
Equity Indexed annuities........................  $     47,636    $     50,372    $     45,720
Variable annuities..............................  $     59,690    $     61,048    $     47,070
Institutional annuities.........................  $138,552,465    $158,342,833    $205,977,000
Life insurance..................................  $    104,665    $     96,789    $     91,435

PREMIUMS (STATUTORY BASIS):
Fixed annuities.................................  $      1,239    $        462    $        306
Equity Indexed annuities........................           139             170             278
Variable annuities..............................           716             866             508
Institutional annuities.........................           685             500             400
Life insurance (net of reinsurance).............            (2)             (2)             (1)
                                                  ------------    ------------    ------------
  Total.........................................  $      2,777    $      1,996    $      1,491
                                                  ============    ============    ============

NEW CONTRACTS AND POLICIES:
Fixed annuities.................................        42,009          17,301          10,448
Equity Indexed annuities........................         5,935           6,395           9,249
Variable annuities..............................         9,963          14,886          12,238
Institutional annuities.........................             3               4               2
                                                  ------------    ------------    ------------
  Total.........................................        57,910          38,586          31,937
                                                  ============    ============    ============

AGGREGATE AMOUNT SUBJECT TO SURRENDER CHARGES:
Fixed annuities.................................  $      5,546    $      5,708    $      6,643
Equity Indexed annuities........................  $      2,250    $      2,482    $      2,125
WITHDRAWALS AND TERMINATIONS (STATUTORY BASIS):
FIXED ANNUITIES:
  Death.........................................  $         82    $         28    $         29
  Maturity......................................  $        165    $        141    $        118
  Surrender.....................................  $      1,485    $      1,220    $      1,135
INDEXED ANNUITIES:
  Death.........................................  $         20    $         11    $         11
  Maturity......................................  $          1              --              --
  Surrender.....................................  $        233    $         28    $         19
VARIABLE ANNUITIES:
  Death.........................................  $         19    $         17    $          7
  Maturity......................................  $        223    $        223    $         87
  Surrender.....................................  $        214    $        199    $        125

                                                    AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      2000            1999            1998
                                                  -------------   -------------   -------------
                                                    (DOLLARS IN MILLIONS, EXCEPT POLICY DATA)
LIFE INSURANCE:
  Death.........................................  $         78    $         76    $         63
  Surrender.....................................  $         70    $         74    $         77
SURRENDER RATES:
Fixed annuities:................................         20.63%          15.39%          13.63%
Equity Indexed annuities........................          9.32%           1.22%           1.05%
Variable annuities..............................          8.04%           8.04%           8.26%
Life insurance..................................          3.34%           3.53%           3.65%

SALES AND ASSET RETENTION

    Product sales are influenced primarily by overall market conditions affecting the attractiveness of the Company's retirement-oriented insurance products, by product features including interest crediting and participation rates, innovations and services that distinguish the Company's products from those of its competitors.

    The Company's mix of annuity products is designed to include products in demand under a variety of economic and market conditions. Sales of SPDAs, variable annuities and equity-indexed annuities tend to be sensitive to prevailing interest rates. Sales of SPDAs can be expected to increase and surrenders to decrease in interest rate environments when SPDA rates are higher than rates offered by competing conservative fixed return investments, such as bank certificates of deposit. SPDA sales can be expected to decline and surrenders to increase in interest rate environments when this differential in rates is not present. SPDA sales also can be adversely affected by low interest rates. Conversely, sales of variable annuities can be expected to increase and surrenders of such products to decrease in a rising equity market, low interest rate environment. While sales of equity-indexed annuities can be expected to increase and surrenders to decrease in a rising equity market and low interest rate environment, sales of these products can be affected by the participation rate credited by the Company which may be reduced in a rising but relatively volatile equity market.

    The Company's insurance products include important features designed to promote both sales and asset retention, including crediting rates and surrender charges. Initial interest crediting and participation rates on fixed and indexed products significantly influence the sale of new policies. Resetting of rates on SPDAs impacts retention of SPDA assets, particularly on policies where surrender penalties have expired. At December 31, 2000, rates on 78.0% of the Company's in force SPDA policy liabilities were subject to reset during the succeeding
12 months. In setting crediting and participation rates, the Company takes into account yield characteristics on its investment portfolio, surrender rate assumptions and competitive industry pricing. Interest crediting rates on the Company's in force SPDAs ranged from 4.0% to 8.2% at December 31, 2000. Such policies had guaranteed minimum rates ranging from 3.0% to 4.5% as of such date. Initial interest crediting rates on new policies issued in 2000 ranged from 4.35% to 8.2%. Guaranteed minimum rates on new policies issued during 2000 ranged from 3.0% to 4.5%.

    Substantially all of the Company's annuity insurance products permit the policyholder at anytime to withdraw all or any part of the accumulated policy value. Premature termination of a policy results in the loss by the Company of anticipated future earnings related to the premium deposit and the accelerated recognition of the expenses related to policy acquisition (principally commissions), which otherwise are deferred and amortized over the life of the policy. Surrender charges provide a measure of protection against premature withdrawal of policy values. Substantially all of the Company's insurance products currently are issued with surrender charges or similar penalties. Such surrender charges for all policies, except KeyIndex, typically start at 7% of the policy premium and then decline to zero over a five- to seven-year period. KeyIndex imposes a penalty on surrender of up to 10% of the premium deposit for the life of the policy. At December 31, 2000, 75.4% of the Company's fixed annuity policyholder balances remained in the surrender charge period. Surrender charges generally do not apply to withdrawals by policyholders of, depending on the policy, either up to 10% per year of the then accumulated value or the accumulated returns. In addition, certain policies may provide for charge-free withdrawals in certain circumstances and at certain times. All policies except for certain variable annuities also are subject to "free look" risk (the legal right of the policyholder to cancel the policy and receive back the initial premium deposit, without interest, for a period ranging from ten days to one year, depending upon the policy). To the extent a policyholder exercises the "free look" option, the Company may realize a loss as a result of any investment losses on the underlying assets during the free look period, as well as the commissions paid on the sale of the policy. While SPWLs also permit withdrawal, the withdrawal generally would produce significant adverse tax consequences to the policyholder.

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

    Customer service also is essential to asset accumulation and retention. The Company believes Keyport has a reputation for excellent service to its distributors and its policyholders. Keyport has developed advanced technology systems for immediate response to customer inquiries, and rapid processing of policy issuances and commission payments (often at the point of sale). These systems also play an important role in controlling costs. Keyport's annualized operating expenses for 2000 were 0.54% of assets, which reflects Keyport's low cost operations.

GENERAL ACCOUNT INVESTMENTS

    Premium deposits on fixed and indexed annuities are credited to the Company's general account and to certain separate account investments (which at December 31, 2000 totaled $15.1 billion). Total general account investments include cash and cash equivalents. To maintain its investment spreads at acceptable levels, the Company must earn returns on its general account sufficiently in excess of the fixed or indexed returns credited to policyholders. The key element of this investment process is asset/ liability management. Successful asset/liability management requires both a quantitative assessment of overall policy liabilities (including maturities, surrenders and crediting of interest) and prudent investment of general and separate account assets. The two most important tools in managing policy liabilities are setting crediting rates and establishing surrender periods. The investment process requires portfolio techniques that earn acceptable yields while effectively managing both interest rate risk and credit risk. The approach is also designed to reduce earnings volatility. Various factors can impact the Company's investment spread, including changes in interest rates and other factors affecting the Company's general account investments.

    The bulk of the Company's general account and certain separate account investments are invested in fixed maturity securities (76.4% at December 31, 2000). The Company's principal strategy for managing interest rate risk is to closely match the duration of its general account investment portfolio and its policyholder balances. The Company also employs hedging strategies to manage this risk, including interest rate swaps and caps. In the case of equity-indexed products, the Company purchases S&P 500 Index call options, futures and certain total return swaps to hedge its obligations to provide returns based upon this index. Credit risk is managed by careful credit analysis and monitoring. A portion of general account and certain separate account investments (8.3% at December 31, 2000) is invested in below investment grade fixed maturity securities to enhance overall portfolio yield. Below investment grade securities pose greater risks than investment grade securities. The Company actively manages its below investment grade portfolio in an effort to optimize its risk/return profile. At December 31, 2000, the carrying value of fixed maturity investments that were non-income producing was $24.4 million, which constituted 0.2% of the Company's general account and certain separate account investments.

    As of December 31, 2000, the Company owned approximately $3.3 billion of mortgage-backed securities (21.8% of its general account and certain separate account investments), 98.8% of which were investment grade. Mortgage-backed securities are subject to prepayment and extension risks, since the underlying mortgages may be repaid more or less rapidly than scheduled.

    As of December 31, 2000, approximately $3.3 billion (21.8% of the Company's general account and certain separate account investments) were invested in securities which were sold without registration under the Securities Act and were not freely tradeable under the Securities Act or which were otherwise illiquid. These securities may be resold pursuant to an exemption from registration under the Securities Act. If the Company sought to sell such securities, it might be unable to do so at the then current carrying values and might have to dispose of such securities over extended periods of time at uncertain levels.

    As of December 31, 2000, approximately $439.0 million (2.9% of the Company's general account and certain separate account investments) were invested in private equity limited partnerships. Excluding the net change in unrealized and undistributed gains in private equity limited partnerships, the Company's investments total $348.7 million as of December 31, 2000.

    Affiliates of the Company, primarily Stein Roe, manage the majority
($8.0 billion at December 31, 2000) of the Company's general account investments. In addition, several unaffiliated parties manage portions of its general account investments in order to obtain diversification of investment styles and asset classes.

    The Company's general account investments, all of which pertain to the Company's annuity insurance operations, were comprised of the following as of the dates indicated (in millions):

                                                                      DECEMBER 31,
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            ---------   ---------   ---------
Fixed maturities..........................................  $10,668.3   $10,516.1   $11,277.2
Policy loans..............................................      620.8       599.5       578.9
Other invested assets.....................................      792.5       894.5       717.6
Equity securities.........................................       76.4        37.9        24.6
                                                            ---------   ---------   ---------
  Investments.............................................   12,158.0    12,048.0    12,598.3
Cash and cash equivalents.................................    1,728.3     1,075.9       719.6
                                                            ---------   ---------   ---------
General account investments...............................  $13,886.3   $13,123.9   $13,317.9
                                                            =========   =========   =========

INVESTMENT MANAGEMENT

    In 2000, Liberty Financial had three types of investment management product lines: mutual funds, private capital management, and institutional asset management. The Company has seven operating units engaged in investment management: Colonial, Stein Roe, Newport, Crabbe Huson, Progress, LAMCO and Liberty Wanger. On September 29, 2000 the Company completed its purchase of Wanger Asset Management, L.P. On December 29, 2000, the Company completed the sale of PCM to the PCM management team and an outside investor group. The Company's primary financial objectives with respect to its investment management businesses are to increase assets under management in both of its remaining core product lines, and to improve operating margins through increasing scale and cost savings produced by integration.

PRODUCTS AND SERVICES

    MUTUAL FUNDS. As of December 31, 2000, the Company sponsored open-end mutual funds, as well as closed-end funds. The open-end funds include intermediary-distributed mutual funds, direct-marketed funds, and other funds included among the investment options available under the Company's variable annuities. The closed-end funds include fixed income funds and equity funds. At December 31, 2000, total mutual fund assets were $36.2 billion. At December 31, 2000, 66.9% of these assets were invested in equity funds, 18.4% in taxable fixed income funds and 14.7% in tax-exempt fixed income funds.

    INSTITUTIONAL ASSET MANAGEMENT. At December 31, 2000, the Company managed $15.6 billion of investment portfolios for institutional investors such as insurance companies, public and private retirement funds, endowments, foundations and other institutions. In addition, Stein Roe manages the majority of Keyport's general account assets supporting Keyport's insurance products. See "--Retirement-Oriented Insurance Products--General Account Investments."

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

    The Company's direct-market mutual funds are sold without a sales load. The Company's intermediary-distributed mutual funds generally offer investors a choice of three pricing options: (1) a traditional front-end load option, in which the investor pays a sales charge at the time of purchase; (2) a contingent deferred sales charge, in which the investor pays no sales charge at the time of purchase, but is subject to an asset-based sales charge paid by the fund generally for eight years after purchase and a declining contingent deferred sales charge paid by the investor if shares are redeemed generally within six years after purchase; and (3) a third option, in which the investor pays a small initial sales charge, and is subject to an on-going asset-based sales charge paid by the fund for as long as the shares are held and a small contingent deferred sales charge paid by the investor if shares are redeemed within one year after purchase.

    The following tables present certain information regarding the Company's assets under management for each year in the three-year period ended
December 31, 2000 (dollars in billions). Such information includes Keyport's assets (including its general account investments managed by Stein Roe, as well as loans to policyholders and Keyport's general account investments managed by unaffiliated investment managers). In addition, certain information is provided separately for mutual fund assets.

                                                                    AS OF DECEMBER 31,
                                                              ------------------------------
TOTAL ASSETS UNDER MANAGEMENT BY PRODUCT LINE                   2000       1999       1998
---------------------------------------------                 --------   --------   --------
Mutual funds:
  Intermediary-distributed..................................   $17.6      $18.3      $17.9
  Direct-marketed...........................................    13.1(1)     6.7        6.8
  Closed-end................................................     2.7        2.7        2.4
  Variable annuity..........................................     2.8        2.1        1.5
                                                               -----      -----      -----
    Total mutual funds......................................    36.2       29.8       28.6
Private capital management..................................      --        9.1        7.9
Institutional asset management..............................    15.6       12.5       11.4
Retirement-oriented insurance products......................    14.8       13.7       13.1
                                                               -----      -----      -----
      Total.................................................   $66.6      $65.1      $61.0
                                                               =====      =====      =====

(1) As of December 31, 2000, includes $7.1 billion of assets managed by Liberty Wanger Asset Management Company.

                                                                    AS OF DECEMBER 31,
                                                              ------------------------------
TOTAL ASSETS UNDER MANAGEMENT BY ASSET CLASS(1)                 2000       1999       1998
-----------------------------------------------               --------   --------   --------
Fee-based assets:
  Equity....................................................   $31.7      $29.1      $26.0
  Fixed-income..............................................    20.1       22.3       21.9
                                                               -----      -----      -----
      Total fee-based assets................................    51.8       51.4       47.9
Retirement-oriented insurance products......................    14.8       13.7       13.1
                                                               -----      -----      -----
  Total.....................................................   $66.6      $65.1      $61.0
                                                               =====      =====      =====

(1) Balanced funds are classified as equity funds; all categories include cash and other short-term investments in applicable portfolios.

                                                                    AS OF DECEMBER 31,
                                                              ------------------------------
TOTAL MUTUAL FUND ASSETS UNDER MANAGEMENT BY ASSET CLASS(1)     2000       1999       1998
-----------------------------------------------------------   --------   --------   --------
Equity funds................................................   $24.2      $16.7      $15.0
Fixed-income funds:
  Taxable...................................................     6.7        7.5        7.3
  Tax-exempt................................................     5.3        5.6        6.3
                                                               -----      -----      -----
      Total.................................................   $36.2      $29.8      $28.6
                                                               =====      =====      =====

(1) Balanced funds are classified as equity funds; all categories include cash and other short-term investments in applicable portfolios.

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
TOTAL ASSETS UNDER MANAGEMENT--ASSET FLOW SUMMARY               2000       1999       1998
-------------------------------------------------             --------   --------   --------
Assets under management--beginning..........................   $65.1      $61.0      $51.5
Sales and reinvestments.....................................    17.2       13.4        9.6
Redemptions and withdrawals.................................   (12.2)     (12.2)      (8.2)
Asset acquisitions..........................................     9.4         --        5.4
Asset disposition...........................................    (9.1)        --         --
Net insurance cash flows....................................     0.6        0.5        0.6
Market appreciation (depreciation)..........................    (4.4)       2.4        2.1
                                                               -----      -----      -----
Assets under management--ending.............................   $66.6      $65.1      $61.0
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

DISTRIBUTION

    Liberty Financial sells its products through multiple distribution channels. Total product sales during 2000 were $17.2 billion (including $3.1 billion of reinvested dividends and similar reinvested returns). During 2000, 46% of these sales were made through intermediary distributors, with the balance made directly to the investor. Over 37,000 individual brokers and other intermediaries sold Liberty Financial products in 2000.

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

    The Company was a pioneer in selling through banks, both in terms of helping banks develop marketing programs and in establishing wholesaling relationships with banks. Liberty Financial operates a sales unit, Independent, that sells mutual funds and annuities through banks. These businesses design and implement programs that sell annuities and mutual funds through their client banks, license and train sales personnel, and provide related financial services and administrative support. Program structures and the degree of the Company's involvement vary widely depending upon the particular needs of each bank. Products sold include the Company's proprietary products, as well as non-proprietary products (including in some cases the bank's proprietary mutual funds). At December 31, 2000, Independent had 55 bank relationships involving over 300 registered salespersons and over 1,200 licensed bank branch employees.

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

DIRECT DISTRIBUTION

    The Company's direct-marketed mutual funds, as well as its institutional asset management services, are sold directly to investors. The Company's direct-marketed mutual funds are purchased predominantly by middle and upper-middle class investors and savers who choose to select their own funds and who wish to avoid paying sales loads and similar fees. Institutional asset management clients typically are larger institutional investors managed by in-house professional staffs that select and oversee asset managers, often with the advice of third party consultants.

    In each of the direct sales markets served by the Company, investment performance is essential to generating sales and retaining customers. Mutual fund sales also require robust marketing campaigns using print, radio and television advertising and direct mail that highlight performance and other selling points. The Company believes that certain technology-based customer service and support tools it is developing, including on-line account access and interactive illustrative investment tools, can become important devices in accumulating and retaining assets in the direct distribution channels. The reputation of the Company's high quality asset managers is an important factor in generating new institutional asset management clients. Active management of the client relationship, including frequent personal contacts, is necessary to retain these clients.

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

INDUSTRY SEGMENT INFORMATION

    Liberty Financial conducts its business in two industry segments: annuity insurance and asset management. Annuity insurance operations relate primarily to the Company's fixed, indexed and variable annuities and its closed-block of SPWLs. Asset management operations relate to its mutual funds and institutional asset management products. For information on these reportable segments, see
Note 12 of Notes to the Company's Consolidated Financial Statements.

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

    Keyport issues most of the Company's retirement-oriented insurance products. Independence Life & Annuity Company ("Independence Life") and Keyport Benefit Life Insurance Company ("Keyport Benefit"), Keyport subsidiaries, also issue certain policies. Keyport and Independence Life are each chartered in the state of Rhode Island, and the Rhode Island Insurance Department is their primary oversight regulator. Keyport Benefit is chartered in the state of New York, and the New York Department of Insurance is its primary oversight regulator. Keyport Benefit, acquired by Keyport in January, 1998, operates exclusively in New York. Keyport and Independence Life also must be licensed by the state insurance regulators in each other jurisdiction in which they conduct business. They currently are licensed to conduct business in 49 states (the exception being New
York) and in the District of Columbia and the Virgin Islands. State insurance laws generally provide regulators with broad powers related to issuing licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval, and other related matters. The regulators also make periodic examinations of individual companies and review annual and other reports on the financial condition of all companies operating within their respective jurisdictions.

    Keyport and Independence Life prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Insurance Department of the State of Rhode Island. Keyport Benefit prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the New York Department of Insurance. State laws prescribe certain statutory accounting practices. Permitted statutory accounting practices encompass all accounting practices that are not proscribed; such practices may differ between the states and companies within a state. In 1998, the National Association of Insurance Commissioners (the "NAIC") adopted codified statutory accounting principles ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that Keyport uses to prepare its statutory based financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory-basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for Keyport, the State of Rhode Island and New York must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Department. The State of Rhode Island and New York (with modification) have adopted Codification. The adoption of Codification on the Company's statutory-basis financial statements in Rhode Island will reduce statutory surplus at January 1, 2001 by approximately $20 million.

    RISK-BASED CAPITAL REQUIREMENTS. In recent years, various states have adopted new quantitative standards promulgated by the NAIC. These standards are designed to reduce the risk of insurance company insolvencies in part by providing an early warning of financial or other difficulties. These standards include the NAIC's risk-based capital ("RBC") requirements. RBC requirements attempt to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The requirements provide for four different levels of regulatory attention which implement increasing levels of regulatory control (ranging from development of an action plan to mandatory receivership). As of December 31, 2000, Keyport's capital and surplus exceeded the level at which the least severe of these regulatory attention levels would be triggered.

    GUARANTY FUND ASSESSMENTS. Under the insurance guaranty fund laws existing in each state, insurers can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. Because assessments typically are not made for several years after an insurer fails, Keyport cannot accurately determine the precise amount or timing of its exposure to known insurance company insolvencies at this time. For certain information regarding Keyport's historical and estimated future assessments in respect of insurance guaranty funds, see Note 16 to the Notes to the Company's Consolidated Financial Statements. The insolvency of large life insurance companies in future years could result in material assessments to Keyport by state guaranty funds. No assurance can be given that such assessments would not have a material adverse effect on the Company.

    INSURANCE HOLDING COMPANY REGULATION. Current Rhode Island insurance law imposes prior approval requirements for certain transactions with affiliates and generally regulates dividend payments by a Rhode Island-chartered insurance subsidiary to its parent company. Keyport may not make distributions or dividend payments to Liberty Financial which, together with distributions and dividends paid during the preceding 12 months, exceed the lesser of (i) 10% of its statutory surplus as of the preceding December 31 or (ii) its statutory net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. Keyport paid $10.0 million in dividends during 2000. The amount of dividends that Keyport could pay in 2001 without such approval is $38.4 million. In addition, no person or group may acquire, directly or indirectly, 10% or more of the voting stock or voting power of Liberty Financial (or of Keyport or Independence) unless such person has provided certain required information to the Rhode Island and New York Departments of Business Regulation and such acquisition is approved by the Departments.

    GENERAL REGULATION AT FEDERAL LEVEL AND CERTAIN RELATED MATTERS. Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements and the removal of barriers restricting banks from engaging in the insurance business. In the past several years, several proposals to repeal or modify the Bank Holding Company Act of 1956 (which prohibits banks from being affiliated with insurance companies) were made by members of Congress and the Clinton Administration. Moreover, the United States Supreme Court held in 1995 in NATIONSBANK OF NORTH CAROLINA V. VARIABLE ANNUITY LIFE INSURANCE COMPANY that annuities are not insurance for purposes of the National Bank Act. In addition, the Supreme Court also held in 1995 in BARNETT BANK OF MARION CITY V. NELSON that state laws prohibiting national banks from selling insurance in small town locations are preempted by federal law. The Office of the Comptroller of the Currency adopted a ruling in November 1996 that permits national banks, under certain circumstances, to expand into other financial services, thereby increasing competition for the Company. At present, the extent to which banks can sell insurance and annuities without regulation by state insurance departments is being litigated in various courts in the United States. Although the effect of these recent developments on the Company and its competitors is uncertain, there can be no assurance that such developments would not have a material adverse effect on the Company.

    On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 was signed into law. The major provisions of this new law became effective on November 13, 2000. Notably the Gramm-Leach-Bliley Act eliminated legal barriers to affiliations among banks, insurance companies and other financial services companies by repealing key provisions of the Glass-Steagall Act of 1933 (that restricted banks from engaging in securities-related businesses). It remains to be seen what effect this will have on the Company and its competitors. Title V of the Gramm-Leach-Bliley Act also required federal financial regulators to adopt rules governing the use of consumer personal financial information by the financial institutions they regulate. On June 22, 2000, the Securities and Exchange Commission adopted Regulation S-P, which applies to the broker-dealers, investment advisers and investment companies in the LFC Complex. Among other things, Regulation S-P requires such entities to disclose their privacy practices regarding the collection, use and sharing (with both affiliates and third parties) of customer nonpublic personal information. Compliance with Regulation S-P is required by July 1, 2001.

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

    The Company's subsidiaries directly engaged in asset management (including Colonial, Stein Roe, Newport, Crabbe Huson, Progress, LAMCO and Liberty Wanger) are registered with the Securities and Exchange Commission (the "SEC") as investment advisers under the Advisers Act. They also are subject to the Investment Company Act insofar as it relates to investment advisers to registered investment companies. These securities laws and the related regulations of the SEC require reporting, maintenance of books and records in prescribed forms, mandatory custodial arrangements, approval of employees and representatives and other compliance procedures. Possible sanctions in the event of noncompliance include the suspension of individual employees, limitations on the firm's engaging in business for specified periods of time, revocation of the firm's registrations, censures and fines.

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

DISTRIBUTION

    Sales of the Company's annuities and mutual funds are also subject to extensive regulation. Annuities must be sold through an entity registered as an insurance agency in the particular state. The sales person must be properly licensed and approved under state insurance law. Variable annuities and certain indexed annuities also require the sales person to be registered with the National Association of Securities Dealers ("NASD") and the applicable state securities commission. Mutual fund shares must be sold through an entity registered as a broker-dealer under the Exchange Act and applicable state law. The sales person must be registered with the NASD and the applicable state securities commission.

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

    Banks are an important distribution channel for the Company's annuities and mutual funds. The recent growth in sales of mutual funds, annuities and other investment and insurance products through or at banks and similar institutions has prompted increased scrutiny by federal bank regulators, the SEC and other regulators. Regulations promulgated by federal banking authorities and provisions included in the Gramm-Leach-Bliley Act impose additional restrictions and duties with respect to bank sales practices, including obligations to disclose that the products are not subject to deposit insurance.

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

EMPLOYEES

    As of December 31, 2000, the Company had 2,131 full-time employees summarized by activity as follows: 384 in annuity insurance operations; 1,268 in asset management activities; 426 in marketing and distribution operations; and 53 in general corporate. The Company provides its employees with a broad range of employee benefit programs. The Company believes that its relations with its employees are excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the names, ages at March 31, 2001, and principal occupations for the last five years of each executive officer of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                     AGE                             POSITION
----                                   --------   -------------------------------------------------------
Edmund F. Kelly......................     55      Chairman of the Board of Directors

Gary L. Countryman...................     61      President, Chief Executive Officer and Director

Kevin M. Carome......................     44      Senior Vice President, General Counsel and Clerk

Lindsay Cook.........................     49      Executive Vice President

Frank A. Faggiano....................     61      Senior Vice President, Human Resources

Stephen E. Gibson....................     47      President, Liberty Advisors *

J. Andrew Hilbert....................     42      Senior Vice President and Chief Financial Officer

C. Allen Merritt, Jr.................     60      Chief of Staff

Porter P. Morgan.....................     60      Senior Vice President, Marketing

Philip Polkinghorn...................     43      President, Keyport Life Insurance Company

*   Liberty Advisors includes Stein Roe and Colonial

    Mr. Kelly is President and Chief Executive Officer of Liberty Mutual and Liberty Mutual Fire Insurance Company (an affiliate of Liberty Mutual) and has served in that position since April 1998. He served as President and Chief Operating Officer prior to that time. Mr. Kelly was elected Chairman of Liberty Mutual in April 2000 and was elected Chairman of the Board of Directors of the Company in May 2000. He served as a director of the Company prior to that time. Mr. Kelly also serves as a director of the Citizens Financial Group, Inc.

    Mr. Countryman was Chairman (from 1991 until 2000) and Chief Executive Officer (from 1986 until April 1998) of Liberty Mutual and Liberty Fire. He currently serves as a director of the Company, FleetBoston Financial Corporation, NSTAR and Harcourt General, Inc. Mr. Countryman became President and Chief Executive Officer of the Company on January 13, 2000.

    Mr. Carome became Senior Vice President and General Counsel of the Company in August 2000. Mr. Carome served as General Counsel for Liberty Funds Group LLC, a wholly owned subsidiary of the Company, from August 1998 until July 2000. Prior to that time Mr. Carome served as Vice President and Associate General Counsel for the Company.

    Mr. Cook became Executive Vice President of Liberty Financial in February 1997. He became a Senior Vice President of Liberty Financial in February 1994, having been a Vice President prior to that time.

    Mr. Faggiano became Senior Vice President, Human Resources in August 1997. Prior to that time he was Vice President, Human Resources.

    Mr. Gibson became President of Liberty Advisors, a unit of Liberty Financial that includes Stein Roe and Colonial, in August 2000. Mr. Gibson held various other executive positions in Liberty Financial's asset management business since joining the Company in July 1996. He was Executive Vice President of Liberty Funds Group from July 1996 to January 1997. Prior to that, he was Managing Director of

Marketing at Putnam Investments from 1995 to July 1996, and prior thereto was Executive Vice President of Putnam Mutual Funds.

    Mr. Hilbert joined the Company as Senior Vice President and Chief Financial Officer in March 1997. He served as Treasurer from March 1998 until May 2000. From October 1995 until March 1998, he was Senior Vice President and Chief Financial Officer of Paul Revere Corporation. Prior to joining Paul Revere,
Mr. Hilbert was a partner at Price Waterhouse.

    Mr. Merritt became Chief of Staff of Liberty Financial in August 2000. Prior to that time, Mr. Merritt served as Chief Operating Officer of the Company from March 1998. From February 1997 to March 1998 he was Executive Vice President. He was Senior Vice President of Liberty Financial prior to that time.

    Mr. Morgan has been Senior Vice President, Marketing of Liberty Financial since 1991.

    Mr. Polkinghorn became President of Keyport Life Insurance Company in
May 1999. From December, 1996 to April, 1999 he was Senior Vice President and Chief Marketing Officer of American General Life Insurance Company. From March to December, 1996 he was Vice President Products of First Colony Life Insurance Company, and prior to that time he was Chief Marketing Officer of Allmerica Insurance Company.

ITEM 2. PROPERTIES

    As of December 31, 2000, the Company leased its various office facilities. The Company's principal leasing arrangements can be summarized as follows: The Company's principal executive offices occupy approximately 30,300 square feet in a single facility in downtown Boston under a lease which expires in 2002. Keyport leases approximately 96,500 square feet in two buildings in downtown Boston under leases which expire in 2008 and approximately 19,800 square feet in a single facility in Lincoln, Rhode Island under a lease which expires in 2007. Liberty Advisors and certain of its affiliates lease approximately 219,000 square feet in two buildings in downtown Boston under leases which expire in 2006 and approximately 41,200 square feet in Aurora, Colorado under a lease which expires in 2005. Stein Roe leases 141,900 square feet in downtown Chicago under a lease which expires in 2009. Newport leases approximately 10,400 square feet in downtown San Francisco under a lease which expires in 2004. Crabbe Huson leases approximately 17,700 square feet in downtown Portland, Oregon under a lease which expires in 2003. Progress leases approximately 9,000 square feet in downtown San Francisco under a lease which expires in 2005. Independent leases approximately 25,600 square feet in Purchase, New York under a lease which expires in 2006 and approximately 2,000 square feet in Akron, Ohio under a lease which expires in 2004. Liberty Wanger leases approximately 35,200 square feet in Chicago, Illinois under leases which expire in 2009. In addition, the Company leases approximately 24,600 square feet in a building in downtown Boston under a lease which expires in 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "L". The Company's Common Stock is also listed on the Boston Stock Exchange. On November 1, 2000, the Company announced that it has retained the investment banking firm of Credit Suisse First Boston Corporation to review its strategic alternatives, including a possible sale of the Company. On December 31, 2000, the closing price of the Company's Common Stock on the NYSE was $44 9/16 per share. As of February 28, 2001, there were approximately 180 shareholders of record. In addition, the Company estimates that there are approximately 2,300 beneficial shareholders whose shares are held in street name. The high and low sales prices for each quarter during 2000 and 1999, as traded on the NYSE Composite Tape, were as follows:

                        2000                                                       1999
-----------------------------------------------------      -----------------------------------------------------
QUARTER                          HIGH          LOW                    QUARTER               HIGH          LOW
-------                        --------      --------      -----------------------------  --------      --------
January-March................    $24 1/8       $18 3/8     January-March................    $28           $21 3/16
April-June...................     24 1/8        17 7/8     April-June...................     29 11/16      20 1/8
July-September...............     25            21 3/4     July-September...............     29            20 15/16
October-December.............     44 9/16       23 1/2     October-December.............     26 11/16      20 7/16

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

    The Company's Board of Directors established an optional dividend reinvestment plan ("DRIP") for holders of Common Stock and Preferred Stock. Liberty Mutual had participated in the DRIP since its inception until the first quarter dividend for 2001 when it took its payment in cash.

    For a further discussion of the Company's ability to pay dividends in cash on its Common Stock, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity" beginning at page 34.

SALES OF UNREGISTERED SECURITIES

    Liberty Financial issued shares of its Common Stock since the beginning of 2000 without registration under the Securities Act of 1933 (the "Securities Act") in the transaction described below:

    On May 16, 2000, the Company issued 77,535 shares of Common Stock to the former shareholders of Independent, pursuant to the February 1996 Merger Agreement pursuant to which the Company acquired the business of Independent. The Independent shareholders made customary investment representations to the Company, and the issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                    SELECTED CONSOLIDATED FINANCIAL DATA(1)

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

AS OF OR FOR THE YEAR ENDED DECEMBER 31     2000        1999        1998        1997        1996
---------------------------------------   ---------   ---------   ---------   ---------   ---------
INCOME STATEMENT DATA
Investment income.......................  $   862.3   $   810.3   $   820.9   $   853.1   $   796.4
Interest credited to policyholders......     (539.6)     (526.6)     (562.2)     (594.1)     (572.7)
                                          ---------   ---------   ---------   ---------   ---------
Investment spread.......................      322.7       283.7       258.7       259.0       223.7
                                          ---------   ---------   ---------   ---------   ---------
Net realized investment gains
  (losses)..............................      (47.5)      (42.2)        2.4        25.9         8.0
                                          ---------   ---------   ---------   ---------   ---------
Gain on sale of Private Capital
  Management............................       27.6          --          --          --          --
                                          ---------   ---------   ---------   ---------   ---------
Net change in unrealized and
  undistributed gains in private equity
  limited partnerships..................       31.6          --          --          --          --
                                          ---------   ---------   ---------   ---------   ---------
Fee income:
  Investment advisory and administrative
    fees................................      300.2       268.5       237.7       217.9       196.4
  Distribution and service fees.........       60.7        60.4        52.7        49.2        44.9
  Transfer agency fees..................       49.0        51.7        49.0        47.7        43.9
  Surrender charges and net
    commissions.........................       42.3        36.5        33.7        36.1        34.7
  Separate account fees.................       43.5        33.5        20.6        17.1        16.0
                                          ---------   ---------   ---------   ---------   ---------
    Total fee income....................      495.7       450.6       393.7       368.0       335.9
                                          ---------   ---------   ---------   ---------   ---------
Expenses:
  Operating expenses....................     (406.0)     (360.4)     (328.2)     (309.7)     (277.9)
  Restructuring charges.................      (18.7)         --          --          --          --
  Special compensation plan.............      (11.1)         --          --          --          --
  Amortization of deferred policy
    acquisition costs...................     (116.0)      (97.4)      (77.4)      (86.4)      (70.4)
  Amortization of deferred distribution
    costs...............................      (42.9)      (40.3)      (40.1)      (34.2)      (33.9)
  Amortization of intangible assets.....      (24.3)      (20.3)      (15.3)      (13.5)      (15.4)
  Interest expense, net.................      (22.5)      (19.3)      (14.9)      (17.0)      (19.7)
                                          ---------   ---------   ---------   ---------   ---------
    Total expenses......................     (641.5)     (537.7)     (475.9)     (460.8)     (417.3)
                                          ---------   ---------   ---------   ---------   ---------
Pretax income...........................      188.6       154.4       178.9       192.1       150.3
Income tax expense......................      (61.0)      (55.1)      (54.4)      (62.6)      (49.6)
                                          ---------   ---------   ---------   ---------   ---------
Income before extraordinary item........      127.6        99.3       124.5       129.5       100.7
Extraordinary loss on extinguishment of
  debt, net of tax......................         --          --        (9.7)         --          --
                                          ---------   ---------   ---------   ---------   ---------
Net income..............................  $   127.6   $    99.3   $   114.8   $   129.5   $   100.7
                                          =========   =========   =========   =========   =========

AS OF OR FOR THE YEAR ENDED DECEMBER 31     2000        1999        1998        1997        1996
---------------------------------------   ---------   ---------   ---------   ---------   ---------
PER SHARE DATA(2)
  Net income per share--basic...........  $    2.65   $    2.11   $    2.51   $    2.94   $    2.36
  Net income per share--assuming
    dilution............................       2.61        2.07        2.42        2.77        2.24
  Dividends on common stock.............       0.40        0.40        0.40        0.40        0.40
  Dividends on convertible preferred
    stock...............................       2.88        2.88        2.88        2.88        2.88
  Book value............................      29.68       24.99       27.41       26.82       24.42
OTHER OPERATING DATA
  Net operating income(3)...............  $   144.0   $   126.7   $   122.6   $   112.4   $    94.8
  Extraordinary loss on extinguishment
    of debt, net of tax.................         --          --        (9.7)         --          --
  Net realized investment gains
    (losses), net of tax................      (30.9)      (27.4)        1.9        17.1         5.9
  Gain on sale of Private Capital
    Management, net of tax..............       13.2          --          --          --          --
  Net change in unrealized and
    undistributed gains in private
    equity limited partnerships, net of
    tax.................................       20.6          --          --          --          --
  Restructuring charges, net of tax.....      (12.1)         --          --          --          --
  Special compensation plan, net of
    tax.................................       (7.2)         --          --          --          --
                                          ---------   ---------   ---------   ---------   ---------
  Net income............................  $   127.6   $    99.3   $   114.8   $   129.5   $   100.7
                                          =========   =========   =========   =========   =========
BALANCE SHEET DATA
  Total investments.....................  $12,232.4   $12,195.1   $12,598.3   $12,343.5   $11,537.9
  Intangible assets.....................      533.0       282.0       292.8       199.0       205.4
  Total assets..........................   20,150.7    18,372.5    16,519.1    15,851.6    14,427.7
  Notes payable to affiliates...........      200.0          --          --       229.0       229.0
  Notes payable.........................      563.2       552.0       486.4        26.5        52.5
  Series A redeemable convertible
    preferred stock.....................       10.7        16.0        15.3        14.6        13.8
  Stockholders' equity..................    1,447.7     1,185.9     1,271.3     1,198.9     1,051.4
  Shares of common stock
    outstanding(2)......................       48.8        47.5        46.4        44.7        43.1

------------------------

(1) Includes data for acquired entities from and after the applicable acquisition date. The data presented should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information included herein and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

(2) Share and per share amounts have been adjusted for a three-for-two common stock split effected in the form of a 50 percent stock dividend distributed on December 10, 1997.

(3) Net operating income is defined as net income, excluding extraordinary items, net realized investment gains and losses, gain on sale of Private Capital Management, net change in unrealized and undistributed gains in private equity limited partnerships, restructuring charges, and special compensation plan expense, net of related income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS

    On November 1, 2000, the Company announced that it has retained the investment banking firm of Credit Suisse First Boston Corporation to review its strategic alternatives, including a possible sale of the Company.

RESULTS OF OPERATIONS

    NET INCOME was $127.6 million or $2.61 per share in 2000 compared to $99.3 million or $2.07 per share in 1999 and $114.8 million or $2.42 per share in 1998. The increase in 2000 compared to 1999 resulted from higher fee income, investment spread, net change in unrealized and undistributed gains in private equity limited partnerships, and gain on sale of Private Capital Management. Partially offsetting these items were higher operating expenses, amortization expense, restructuring charges, special compensation plan expense, net realized investment losses, and income tax expense. The decrease in 1999 compared to 1998 resulted primarily from net realized investment losses in 1999 compared to net realized investment gains in 1998. Operating expenses, amortization expense and interest expense, net also increased, largely offset by higher fee and investment spread income. Although pretax income decreased in 1999 compared to 1998, income tax expense increased as the effective tax rate was significantly higher in 1999 compared to 1998. In addition, net income for 1998 included an extraordinary loss on extinguishment of debt, net of tax, of $9.7 million.

    PRETAX INCOME was $188.6 million in 2000 compared to $154.4 million in 1999 and $178.9 million in 1998. The increase in pretax income in 2000 compared to 1999 resulted from higher fee income, investment spread, net change in unrealized and undistributed gains in private equity limited partnerships, and gain on sale of Private Capital Management. Partially offsetting these items were higher operating expenses, amortization expense, restructuring charges, special compensation plan expense, and net realized investment losses. The lower pretax income in 1999 compared to 1998 resulted primarily from net realized investment losses in 1999 compared to net realized investment gains in 1998. Operating expenses, amortization expense and interest expense, net also increased, largely offset by higher fee and investment spread income.

    INVESTMENT SPREAD is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $322.7 million in 2000 compared to $283.7 million in 1999 and $258.7 million in 1998. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage in 2000 was 2.30% compared to 2.01% for 1999 and 1.83% for 1998.

    Investment income was $862.3 million in 2000 compared to $810.3 million in 1999 and $820.9 million in 1998. The increase of $52.0 million in 2000 compared to 1999 includes a $62.5 million increase as a result of a higher investment yield and a $10.5 million decrease resulting from a lower level of average invested assets. The 2000 investment income was net of $79.7 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $77.2 million in 1999. The average investment yield was 6.78% in 2000 compared to 6.29% in 1999. The decrease of $10.6 million in 1999 compared to 1998 primarily relates to a $15.0 million decrease as a result of a lower average investment yield, partially offset by a $4.4 million increase resulting from a higher level of average invested assets. The 1998 investment income was net of $70.8 million of S&P 500 Index call option amortization expense. The average investment yield was 6.41% in 1998.

    Interest credited to policyholders totaled $539.6 million in 2000 compared to $526.6 million in 1999 and $562.2 million in 1998. The increase of $13.0 million in 2000 compared to 1999 primarily relates to a $24.1 million increase resulting from a higher average interest credited rate, partially offset by an $11.1 million decrease resulting from a lower level of average policyholder balances. Policyholder balances averaged $12.0 billion (including $9.7 billion of fixed products, consisting of fixed annuities and a closed block of single premium whole life insurance, and $2.3 billion of equity-indexed annuities) in 2000 compared to $12.3 billion (including $10.1 billion of fixed products and $2.2 billion of equity-indexed annuities) in 1999. The average interest credited rate was 4.48% (5.27% on fixed products, consisting of fixed annuities and a closed block of single premium whole life insurance, and 0.85% on equity-indexed annuities) in 2000 compared to 4.28% (5.00% on fixed products and 0.85% on equity-indexed annuities) in 1999. Keyport's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 100%) of the change in value of the S&P 500 Index. Keyport's equity-indexed annuities also provide a full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate was offset by investment income recognized on the S&P 500 Index call options and futures, resulting in a 0.85% net credited rate. The decrease in interest credited to policyholders of $35.6 million in 1999 compared to 1998 primarily relates to a $36.9 million decrease resulting from a lower average interest credited rate. Policyholder balances in 1998 averaged $12.3 billion (including $10.5 billion of fixed products and $1.8 billion of equity-indexed annuities). The average interest credited rate in 1998 was 4.58% (5.23% on fixed products and 0.85% on equity-indexed annuities).

    Average investments in the Company's general account (computed without giving effect to Statement of Financial Accounting Standards No. 115), including cash and cash equivalents in the Company's annuity operations, were $12.7 billion in 2000 compared to $12.9 billion in 1999 and $12.8 billion in 1998. The decrease of $0.2 billion in 2000 compared to 1999 was primarily due to net redemptions and transfers to separate accounts, partially offset by the reinvestment of portfolio earnings. The increase of $0.1 billion in 1999 compared to 1998 was primarily due to the reinvestment of portfolio earnings, partially offset by net redemptions and transfers to separate accounts.

    NET REALIZED INVESTMENT GAINS (LOSSES) were $(47.5) million in 2000 compared to $(42.2) million in 1999 and $2.4 million in 1998. The net realized investment losses in 2000 and 1999, and net realized investment gains in 1998 included losses of $18.9 million, $18.3 million and $28.3 million, respectively, for investments where the decline in value was determined to be other than temporary.

    GAIN ON SALE OF PRIVATE CAPITAL MANAGEMENT relates to the sale, completed on December 29, 2000, of the Company's Private Capital Management ("PCM") division of Stein Roe & Farnham Incorporated, to the current PCM management team and an outside investor group. The sale price of $40.0 million consisted of $10.0 million in cash and a $30.0 million 12% note receivable due over five years. The Company recognized a gain of approximately $27.6 million, $13.2 million after tax, for the year-ended December 31, 2000.

    NET CHANGE IN UNREALIZED AND UNDISTRIBUTED GAINS IN PRIVATE EQUITY LIMITED PARTNERSHIPS is accounted for on the equity method and represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $58.8 million and net of amounts realized, which are recognized in investment income, of $13.3 million for the year ended December 31, 2000. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. The corresponding amounts in 1999 and 1998 were insignificant. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

    INVESTMENT ADVISORY AND ADMINISTRATIVE FEES are based primarily on the market value of assets managed for mutual funds, private capital management and institutional investors. Investment advisory and administrative fees were $300.2 million in 2000 compared to $268.5 million in 1999 and $237.7 million in 1998. These increases primarily reflect a higher level of average fee-based assets under management.

    Average fee-based assets under management were $55.0 billion in 2000 compared to $48.4 billion in 1999 and $41.9 billion in 1998. The increase during 2000 compared to 1999 resulted primarily from net sales for the year ended December 31, 2000 and the acquisition of Wanger Asset Management, L.P. on September 29, 2000. The increase during 1999 compared to 1998 resulted from market appreciation and net sales for the year ended December 31, 1999 and the full year impact of 1998 acquisitions. Investment advisory and administrative fees were 0.55% of average fee-based assets under management in 2000 and 1999, and 0.57% in 1998.

    The amount of fee-based assets under management are affected by product sales and redemptions, acquisitions, and changes in the market values of such assets under management. Fee-based assets under management and changes in such assets are set forth in the tables below (in billions).

FEE-BASED ASSETS UNDER MANAGEMENT

                                                                    AS OF DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
MUTUAL FUNDS:
  Intermediary-distributed..................................   $17.6      $18.3      $17.9
  Direct-marketed...........................................    13.1        6.7        6.8
  Closed-end................................................     2.7        2.7        2.4
  Variable annuity..........................................     2.8        2.1        1.5
                                                               -----      -----      -----
                                                                36.2       29.8       28.6
Private Capital Management..................................      --        9.1        7.9
Institutional...............................................    15.6       12.5       11.4
                                                               -----      -----      -----
Total fee-based assets under management*....................   $51.8      $51.4      $47.9
                                                               =====      =====      =====

------------------------

* As of December 31, 2000, 1999 and 1998, Keyport's insurance assets of $14.8 billion, $13.7 billion and $13.1 billion, respectively, bring total assets under management to $66.6 billion, $65.1 billion and $61.0 billion, respectively.

CHANGES IN FEE-BASED ASSETS UNDER MANAGEMENT

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Fee-based assets under management--beginning................   $51.4      $47.9      $38.7
Sales and reinvestments:
  Mutual funds..............................................     9.0        7.7        5.9
  Private Capital Management................................     1.7        1.4        1.1
  Institutional.............................................     4.0        2.8        1.5
                                                               -----      -----      -----
                                                                14.7       11.9        8.5
                                                               -----      -----      -----
Redemptions and withdrawals:
  Mutual funds..............................................    (7.8)      (7.3)      (5.3)
  Private Capital Management................................    (0.8)      (0.9)      (0.6)
  Institutional.............................................    (1.5)      (2.4)      (0.9)
                                                               -----      -----      -----
                                                               (10.1)     (10.6)      (6.8)
                                                               -----      -----      -----
Asset acquisitions..........................................     9.4         --        5.4
Asset disposition...........................................    (9.1)        --         --
Market (depreciation) appreciation..........................    (4.5)       2.2        2.1
                                                               -----      -----      -----
Fee-based assets under management--ending...................   $51.8      $51.4      $47.9
                                                               =====      =====      =====

    DISTRIBUTION AND SERVICE FEES are based on the market value of the Company's intermediary-distributed mutual funds. Distribution fees of 0.75% are generally earned on the average assets attributable to such funds sold with 12b-1 distribution fees and contingent deferred sales charges and service fees of 0.25% (net of amounts passed on to selling brokers) are generally earned on the total of such average mutual fund assets. These fees totaled $60.7 million in 2000 compared to $60.4 million in 1999 and $52.7 million in 1998. The increases in 2000 and 1999 were primarily attributable to the higher asset levels of mutual funds with 12b-1 distribution fees and contingent deferred sales charges. As a percentage of intermediary-distributed average mutual fund assets, distribution and service fees were approximately 0.34% in 2000, 0.35% in 1999 and 0.32% in 1998.

    TRANSFER AGENCY FEES for 2000 for the Company's intermediary-distributed mutual funds are based on a three-tier structure, which includes an account fee, a transaction fee and a fee based on the market value of the assets managed. Transfer agency fees for the Company's direct-marketed mutual funds are based on the market value of the assets in the funds and variable annuity mutual funds are charged a flat fee. For 1999 and 1998, transfer agency fees were based on the market value of the assets managed in the Company's intermediary-distributed, direct-marketed and variable annuity mutual funds. Such fees were $49.0 million on average assets of $28.8 billion in 2000, $51.7 million on average assets of $26.1 billion in 1999 and $49.0 million on average assets of $24.9 billion in 1998. As a percentage of total average assets under management, transfer agency fees were approximately 0.17% in 2000 and 0.20% in 1999 and 1998.

    SURRENDER CHARGES AND NET COMMISSIONS are revenues earned on: a) the early withdrawal of annuity policyholder balances and redemptions of the intermediary-distributed mutual funds which were sold with 12b-1 distribution fees and contingent deferred sales charges; b) the distribution of the Company's intermediary-distributed mutual funds (net of the substantial portion of commissions that is passed on to the selling brokers); and c) the sales of non-proprietary products in the Company's bank marketing businesses (net of commissions that are paid to the Company's client banks and brokers). Total surrender charges and net commissions were $42.3 million in 2000 compared to $36.5 million in 1999 and $33.7 million in 1998.

    Surrender charges on fixed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed generally during the first six years. Such charges totaled $32.5 million, $24.5 million and $21.9 million in 2000, 1999 and 1998, respectively. Total annuity withdrawals represented 16.2%, 14.7% and 13.2% of the total average annuity policyholder and separate account balances in 2000, 1999 and 1998, respectively. Net commissions were $9.8 million in 2000, $12.0 million in 1999 and $11.8 million in 1998.

    SEPARATE ACCOUNT FEES include mortality and expense charges earned on variable annuity and variable life policyholder balances. In addition, for certain separate institutional accounts, the difference between investment income and interest credited on these institutional accounts is included in separate account fees. These fees, which are primarily based on the market values of the assets in separate accounts supporting the contracts, were $43.5 million in 2000 compared to $33.5 million in 1999 and $20.6 million in 1998. Such fees represented 1.19%, 1.32% and 1.44% of average variable annuity, variable life and institutional separate account balances in 2000, 1999 and 1998, respectively.

    OPERATING EXPENSES primarily represent compensation, marketing and other general and administrative expenses. These expenses were $406.0 million in 2000 compared to $360.4 million in 1999 and $328.2 million in 1998. The increase during 2000 compared to 1999 was primarily related to acquisition of Wanger Asset Management, L.P. on September 29, 2000 and the expansion of investment management capabilities, distribution, and electronic commerce activities. The increase in 1999 compared to 1998 was primarily due to the acquisitions of Crabbe Huson and Progress in the second half of 1998 and to increases in compensation and marketing expenses. Operating expenses expressed as a percent of average total assets under management were 0.59% in 2000 and 1999, and 0.60% in 1998.

    RESTRUCTURING CHARGES in 2000 of $18.7 million consist of severance and other expenses. The restructuring charges primarily relate to two initiatives, streamlining the Company's mutual fund product offerings and centralizing corporate functions. The first initiative followed an in-depth analysis of the Company's mutual fund and variable annuity products and considered the Wanger acquisition, which brought additional scale and products to the Company's mutual fund product offerings. As a result of this analysis, the Company merged 16 mutual funds into other Liberty funds and has liquidated 4 other funds. The second initiative involves centralizing the finance, human resources, legal and compliance, and communications functional areas. Previously, these functions were managed independently in each operating company. The functional centralization process began in August of 2000 and the Company anticipates that it will be fully implemented by the end of 2001. The Company currently expects that there will be additional pre-tax charges of approximately $5.0 million in 2001.

    SPECIAL COMPENSATION PLAN expense in 2000 of $11.1 million relates to the Company's announcement on November 1, 2000 that it has retained the investment banking firm of Credit Suisse First Boston Corporation to review its strategic initiatives, including a possible sale of the Company. To help retain its employees during the strategic review, the Company implemented a special compensation plan that provides cash retention bonuses to substantially all employees. The retention bonuses are generally based on employees' base salary and/or target incentive compensation amounts, except for sales personnel where retention bonuses are based on sales. The estimated maximum cost of the retention bonuses, assuming all covered employees remain with the Company, is approximately $158.0 million with fifty percent payable on November 1, 2001 and the remainder payable on April 1, 2002. In the event of a change of control of the Company that occurs prior to November 1, 2001, the payments would be accelerated and the retention bonus amount would be reduced, subject to a minimum. The estimated minimum retention bonus is approximately $91.0 million and would be recognized if a change of control occurs prior to May 14, 2001. The amount of the retention bonus increases from the minimum on May 14, 2001 to the maximum on October 31, 2001. In calculating the 2000 expense of $11.1 million, a turnover rate of 15% was assumed.

    AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS relates to the costs of acquiring new business which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $116.0 million in 2000 compared to $97.4 million in 1999 and $77.4 million in 1998. These increases in amortization were due to the increased profit realized on the in-force business. Amortization expense represented 31.7%, 30.7% and 27.7% of investment spread and separate account fees in 2000, 1999 and 1998, respectively.

    AMORTIZATION OF DEFERRED DISTRIBUTION COSTS relates to the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Amortization was $42.9 million in 2000 compared to $40.3 million in 1999 and $40.1 million in 1998.

    AMORTIZATION OF INTANGIBLE ASSETS relates to goodwill and certain identifiable intangible assets arising from business combinations accounted for as purchases. Amortization was $24.3 million in 2000 compared to $20.3 million in 1999 and $15.3 million in 1998. These increases in amortization in 2000 and 1999 were primarily attributable to acquisitions during 2000 and 1998, respectively. The Company has experienced higher than anticipated redemptions of assets under management at an acquired company, which at December 31, 2000 had goodwill and other intangible assets of $79.0 million. Although the Company has determined that there is no impairment of goodwill and other intangible assets at this time, if the higher level of redemptions were to continue and sales were not to increase, the Company's estimate of related future cash flows may change, resulting in the need to record an impairment loss.

    INTEREST EXPENSE, NET was $22.5 million in 2000 compared to $19.3 million in 1999 and $14.9 million in 1998. Interest expense primarily consists of interest on notes payable and interest on the Liberty Funds Group revolving credit facility which is utilized to finance sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Interest expense was net of interest income of $22.9 million, $17.3 million and $8.4 million in 2000, 1999 and 1998, respectively.

    INCOME TAX EXPENSE was $61.0 million or 32.3% of pretax income in 2000 compared to $55.1 million or 35.7% of pretax income in 1999 and $54.4 million or 30.4% of pretax income in 1998. The decrease in the effective tax rate in 2000 compared to 1999 primarily reflects a reduction to the valuation allowance established for unrealized capital losses in the "available for sale" investment portfolio and the issuance of a favorable IRS determination with respect to an outstanding audit issue in the fourth quarter of 2000. The significantly lower effective tax rate on pretax income in 1998 was primarily attributable to reductions in the deferred tax asset valuation allowance on federal net operating loss carryforwards.

FINANCIAL CONDITION

    STOCKHOLDERS' EQUITY as of December 31, 2000 was $1.45 billion compared to $1.19 billion as of December 31, 1999. Net income in 2000 was $127.6 million and cash dividends on the Company's preferred and common stock totaled
$6.5 million. Common stock totaling $9.0 million was issued in connection with the exercise of stock options. A decrease in accumulated other comprehensive loss, which consists of net unrealized investment losses, net of adjustments to deferred policy acquisition costs and income taxes, during the period increased stockholders' equity by $127.5 million.

    BOOK VALUE PER SHARE amounted to $29.68 at December 31, 2000 compared to $24.99 at December 31, 1999. Excluding net unrealized losses on investments (computed pursuant to Statement of Financial Accounting Standards No. 115), book value per share amounted to $30.30 at December 31, 2000 and $28.32 at December 31, 1999. As of December 31, 2000, there were 48.8 million common shares outstanding compared to 47.5 million common shares outstanding as of December 31, 1999.

    INVESTMENTS not including cash and cash equivalents, totaled $12.2 billion at December 31, 2000 and 1999.

    The Company manages the majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity securities for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire portfolio of fixed maturity securities as "available for sale" and accordingly carries such investments at fair value. The Company's total investments at December 31, 2000 and 1999 reflected net unrealized losses of $62.0 million and $318.6 million, respectively.

    Approximately $11.6 billion or 76.5% of the Company's general account and certain separate account investments at December 31, 2000 were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At December 31, 2000, the carrying value of investments in below investment grade securities totaled $1.3 billion or 8.3% of general account investments, including cash and cash equivalents in the Company's annuity operations, and certain separate account investments of $15.1 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

    The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports, and other externally generated information concerning the borrower's affairs. In the case of publicly traded fixed maturity securities, management also considers market value quotations if available. As of December 31, 2000 and 1999, the carrying value of fixed maturity securities that were non-income producing was $24.4 million and $22.6 million, respectively, which constituted 0.2% of investments in each year.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

    Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The Company's primary market risk exposures are to changes in interest rates and to changes in equity prices.

    The active management of market risk is integral to the Company's operations. The Company may use the following approaches to manage its exposure to market risk within defined tolerance ranges: rebalance its existing asset and liability portfolios, change the character of future investment purchases, or use derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased.

    CORPORATE OVERSIGHT

    The Company generates substantial investable funds from its annuity operations. The Company believes that its fixed and indexed policyholder balances should be backed by investments, principally comprised of fixed maturities, which generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rates, the slope of the yield curve and the excess at which fixed maturities are priced over the yield curve.

The Company's portfolio strategy is designed to achieve acceptable risk-adjusted returns by effectively managing portfolio liquidity and credit quality.

    The Company administers and oversees the investment risk management processes primarily through its Investment Committee and its Board of Directors. The Investment Committee and Board of Directors provide executive oversight of investment activities. The Investment Committee is a committee consisting of the Chief Executive Officer and other members of senior management of the Company. The Investment Committee meets monthly to provide detailed oversight of investment risk, including market risk.

    The Company has investment guidelines that define the overall framework for managing market and other investment risks, including the accountability and control over these activities. In addition, the Company has specific investment policies that delineate the investment limits and strategies that are appropriate given the Company's liquidity, product and regulatory requirements.

    The Company monitors and manages its exposure to market risk through asset allocation limits, duration limits, and stress tests. Asset allocation limits place restrictions on the aggregate fair value which may be invested within an asset class. Duration limits on the aggregate investment portfolio, and, as appropriate, on individual components of the portfolio, place restrictions on the amount of interest rate risk that may be taken. Stress tests measure downside risk to fair value and earnings over longer time intervals and for adverse market scenarios.

    The day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by asset allocation, duration and other limits, including but not limited to credit and liquidity.

    INTEREST RATE RISK

    Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the Company's primary activities, as the Company invests substantial funds in interest-sensitive assets and also has interest-sensitive liabilities. The Company's asset/liability management emphasizes a conservative approach, which is oriented toward reducing downside risk in adverse markets, as opposed to maximizing spread in favorable markets.

    The Company manages the interest rate risk inherent in its assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is effective duration. Effective duration is a common measure for the price sensitivity of assets and liabilities to changes in interest rates. It measures the approximate percentage change in the fair value of assets and liabilities when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as prepayments and bond calls. The effective duration of assets and related liabilities are produced using standard financial valuation techniques. At December 31, 2000 and 1999, the estimated difference between the Company's asset and liability duration was approximately 0.8 and 1.8, respectively. The Company believes this positive duration gap indicates that the fair value of the Company's assets is somewhat more sensitive to interest rate movements than the fair value of its liabilities.

    The Company seeks to invest premiums and deposits to create future cash flows that will fund future benefits, claims, and expenses, and earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit its exposure to interest rate risk, the Company adheres to a philosophy of managing the effective duration of assets and related liabilities. The Company uses interest rate and total return swaps, futures and caps to reduce the interest rate risk resulting from effective duration mismatches between assets and liabilities. To the extent that actual results differ from the assumptions utilized, the Company's effective duration could be significantly impacted. Important assumptions include the timing of cash flows on mortgage-related assets and liabilities subject to policyholder surrenders. Additionally, the Company's calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

    The Company's potential exposure due to a 10% increase in prevailing interest rates from their December 31, 2000 and 1999 levels was a loss of $79.2 million and $146.3 million, respectively, in fair value of its fixed-rate assets that were not offset by a decrease in the fair value of its fixed-rate liabilities. The decrease in potential exposure is primarily due to lower prevailing market interest rates and the decrease in positive duration gap. The Company expects that its exposure to loss as interest rate changes occur will be minimized and that actual losses will be less than the estimated potential loss due to the combination of asset/liability management strategies and flexibility in adjusting crediting rate levels.

    EQUITY PRICE RISK

    Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. At December 31, 2000 and 1999, the Company had approximately $76.4 million and $37.9 million, respectively, in common stocks and $337.7 million and $701.1 million, respectively, in other equity investments (primarily equity options and equity futures).

    At December 31, 2000 and 1999, the Company had $2.1 billion and
$2.4 billion, respectively, in equity-indexed annuity liabilities which provide customers with contractually guaranteed participation in price appreciation of the Standard & Poor's 500 Composite Price Index ("S&P 500 Index"). The Company purchases equity-indexed options and futures to hedge the risk associated with the price appreciation component of equity-indexed annuity liabilities.

    The Company manages the equity risk inherent in its assets relative to the equity risk inherent in its liabilities by conducting detailed computer simulations that model its S&P 500 Index derivatives and its equity-indexed annuity liabilities under stress-test scenarios in which both the index level and the index option implied volatility are varied through a wide range. Implied volatility is a value derived from standard option valuation models representing an implicit forecast of the standard deviation of the returns on the underlying asset over the life of the option or future. The fair values of S&P 500 Index linked securities, derivatives, and annuities are produced using standard derivative valuation techniques. The derivatives portfolio is constructed to maintain acceptable interest margins under a variety of possible future S&P 500 Index levels and option and futures cost environments. In order to achieve this objective and limit its exposure to equity price risk, the Company measures and manages these exposures using methods based on the fair value of assets and the price appreciation component of related liabilities. The Company uses derivatives, including futures, options and total return swaps to modify its net exposure to fluctuations in the S&P 500 Index.

    Based upon the information and assumptions the Company uses in its stress-test scenarios, at December 31, 2000, management estimates that if the S&P 500 Index decreases by 10%, the net fair value of its assets and liabilities described above would decrease by approximately $7.2 million. Based upon the information and assumptions the Company used in its stress-test scenarios at December 31, 1999, management estimated that if the S&P 500 Index decreased by 10%, the net fair value of its assets and liabilities described above would have decreased by approximately $0.2 million. If option implied volatilities were to increase by 100 basis points, management estimates that the net fair value of its assets and liabilities would have decreased by approximately $1.4 million and $5.2 million as of December 31, 2000 and 1999, respectively.

    The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets including the effects of changes in implied dividend yields, interest rates, and equity-indexed annuity policy surrenders.

DERIVATIVES

    As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. The Company had 69 and 67 outstanding swap agreements with an aggregate notional principal amount of $3.8 billion and $3.4 billion as of December 31, 2000 and 1999, respectively.

    Interest rate cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had no outstanding interest rate cap agreements as of December 31, 2000. The Company had interest rate cap agreements with an aggregate notional amount of $50.0 million as of December 31, 1999.

    With respect to the Company's equity-indexed annuities and certain separate account liabilities, the Company buys call options, futures and certain total return swap agreements on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $337.7 million and $701.1 million as of December 31, 2000 and 1999, respectively. The Company had total return swap agreements with a carrying value of $23.9 million and $37.8 million as of December 31, 2000 and 1999, respectively.

    There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is counterparty non-performance. The Company believes that the counterparties to its swap, cap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. Futures contracts trade on organized exchanges and therefore have minimal credit risk. In addition, swap and cap agreements have interest rate risk and call options, futures and certain total return swap agreements have stock market risk. These swap and cap agreements hedge fixed-rate assets and the Company expects that any interest rate movements that adversely affect the market value of swap and cap agreements would be offset by changes in the market values of such fixed rate assets. However, there can be no assurance that these hedges will be effective in offsetting the potential adverse effects of changes in interest rates. Similarly, the call options, futures and certain total return swap agreements hedge the Company's obligations to provide returns on equity-indexed annuities and certain separate account liabilities based upon the S&P 500 Index, and the Company believes that any stock market movements that adversely affect the market value of S&P 500 Index call options, futures and certain total return swap agreements would be substantially offset by a reduction in policyholder and certain separate account liabilities. However, there can be no assurance that these hedges will be effective in offsetting the potentially adverse effects of changes in S&P 500 Index levels. The Company's profitability could be adversely affected if the value of its swap and cap agreements increase less than (or decrease more than) the change in the market value of its fixed rate assets and/or if the value of its S&P 500 Index call options, futures and certain total return swap agreements increase less than (or decrease more than) the value of the guarantees made to equity-indexed and certain separate account policyholders.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." This statement amended SFAS No. 133 to defer its effective date one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS
No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"--an amendment of SFAS No. 133. This statement makes certain changes in the hedging provisions of SFAS No. 133 and is effective concurrent with SFAS No. 133 (collectively hereafter referred to as the "Statement"). The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Upon adoption in the first quarter of 2001, the Company will be required to record a cumulative effect adjustment to reflect this accounting change.

    The cumulative effect, reported after tax and net of related effects of deferred policy acquisition costs, upon adoption of the Statement at January 1, 2001 will decrease net income and stockholder's equity by approximately
$55.0 million. The adoption of the Statement may increase volatility in future reported income due, among other reasons, to the requirements of defining an effective hedging relationship under the Statement as opposed to certain hedges the Company believes are effective economic hedges. The Company anticipates that it will continue to utilize its current risk management philosophy, which includes the use of derivative instruments.

ACQUISITION

    On September 29, 2000, the Company completed the acquisition of Wanger Asset Management, L.P. ("Wanger"), a registered investment advisor with approximately $9.4 billion in assets under management as of that date. The purchase price for this transaction was approximately $277.4 million in cash, including transaction costs. In addition, the Company has agreed to make additional payments over the next five years of up to $178.0 million in cash, with $170.0 million contingent upon the attainment of certain earnings objectives and an $8.0 million 3-year note payable to WAM Rights Partnership bearing interest at the rate of 7.00%. This transaction was accounted for as a purchase and resulted in the recording of $133.0 million of intangible assets which will be amortized over 13 years and $145.9 million of goodwill which will be amortized over 25 years. The Company funded the acquisition of Wanger with cash and investments and $200.0 million of debt issued to Liberty Mutual Insurance Company and its affiliates. Such debt consists of a $180.0 million 12-year note with interest payable semi-annually at 8.85% and a $20.0 million 20-year note with interest payable semi-annually at 9.35%.

LIQUIDITY

    The Company is a holding company whose liquidity needs include the following: (i) operating expenses; (ii) debt service; (iii) dividends on preferred stock and common stock; (iv) acquisitions; and (v) working capital where needed by its operating subsidiaries. The Company's principal sources of cash are dividends from its operating subsidiaries, and, in the case of funding for acquisitions and certain long-term capital needs of its subsidiaries, long-term borrowings and offerings of preferred and common stock. In connection with the Wanger acquisition, the Company issued $200.0 million of debt to Liberty Mutual Insurance Company and its affiliates. Such debt is payable upon any change of control of the Company. In connection with the Crabbe Huson acquisition in 1998, the Company entered into a $100.0 million revolving credit facility with a commercial bank (the "Bridge Facility"). The Bridge Facility matured on March 30, 1999 and bore interest at a per annum rate equal to LIBOR plus twenty-five basis points. The Company borrowed $90.0 million under the Bridge Facility to finance the acquisition of Crabbe Huson. In November 1998, the Company issued
$450.0 million of senior debt securities. The offering consisted of $300.0 million of 6 3/4% 10-year notes due November 15, 2008 and $150.0 million of 7 5/8% 30-year debentures due November 15, 2028. The proceeds were utilized to repay the $90.0 million borrowed under the Bridge Facility, to repay notes payable to affiliates of $229.0 million and for general corporate purposes.

    The Company also has a $150.0 million revolving credit facility (the"Facility") which is utilized to finance sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. The Facility was established in April 1999 and replaced a $60.0 million revolving credit facility which was used for the same purpose. This five year Facility is secured by such 12b-1 distribution fees and contingent deferred sales charges. Interest accrues on the outstanding borrowings under the Facility at a rate determined by sales of highly rated commercial paper backed in part by the security interest in such fees and charges. At December 31, 2000, the interest rate on borrowings under the Facility was 6.65% per annum.

    Current Rhode Island insurance law applicable to Keyport permits the payment of dividends or distributions, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of Keyport's statutory surplus as of the preceding December 31 or (ii) Keyport's statutory net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. The amount of dividends that Keyport could pay in 2001 without such approval is $38.4 million. Keyport paid dividends totaling $10.0 million during 2000. Future regulatory changes and credit agreements may create additional limitations on the ability of the Company's subsidiaries to pay dividends.

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

    Each of the Company's business segments has its own liquidity needs and financial resources. In the Company's annuity insurance operations, liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. In the Company's asset management business, liquidity needs and financial resources pertain to the investment management and distribution of mutual funds and institutional accounts. The Company expects that, based upon their historical cash flow and current prospects, these operating subsidiaries will be able to meet their liquidity needs from internal sources and, in the case of Liberty Funds Group LLC, also from its credit facility used to finance sales of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges.

    Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from annuity premiums and deposits, net investment income, and from the sales and maturities of fixed investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of December 31, 2000, $11.0 billion, or 79.2%, of Keyport's general account investments are considered readily marketable.

    To the extent that unanticipated surrenders cause Keyport to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurances can be given, Keyport believes that liquidity to fund anticipated withdrawals would be available through incoming cash flow and the sale of short-term or floating-rate instruments, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market. In addition, the Company's fixed-rate products incorporate surrender charges to encourage persistency and to make the cost of its policyholder balances more predictable. Approximately 75.4% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions as of December 31, 2000.

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

FORWARD-LOOKING STATEMENTS

    The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Investors are cautioned that all statements not based on historical fact, trend analyses and other information contained in this report or in any of the Company's filings under Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), relative to the Company's plans, markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions, constitute forward-looking statements under the Reform Act. These forward-looking statements are made based on current expectations and assumptions and are subject to known and unknown risks, uncertainties and other factors, many of which are beyond the Company's control, that may cause actual results to be materially different from those expressed or implied by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and market factors, such as prevailing interest rate levels, stock market performance and fluctuations in the market for retirement-oriented savings products and investment management products, which may adversely affect the ability of the Company to sell its products and services and the market value of the Company's investments and assets under management and, therefore, the portion of its revenues that are based on a percentage of assets under management; (2) the Company's ability to manage effectively its investment spread (i.e. the amount by which investment income exceeds interest credited to annuity and life insurance policyholders) as a result of changes in interest rates and crediting rates to policyholders, market conditions and other factors (the Company's results of operations and financial condition are significantly dependent on the Company's ability to manage effectively its investment spread); (3) that the net change in unrealized and undistributed gains in private equity limited partnerships will not be realized or that future losses on such investment will not occur; (4) levels of surrenders, withdrawals and net redemptions of the Company's retirement-oriented insurance products and investment management products; (5) relationships with investment management clients, including levels of assets under management;
(6) the ability of the Company to manage effectively certain risks with respect to its investment portfolio, including risks relating to holding below investment grade securities and the ability to dispose of illiquid and/or restricted securities at desired times and prices, and the ability to manage and hedge against interest rate changes through asset/liability management techniques; (7) competition in the sale of the Company's products and services, including the Company's ability to establish and maintain relationships with distributors of its products; (8) changes in financial ratings of Keyport or those of its competitors; (9) the Company's ability to attract and retain key employees, including senior officers, portfolio managers and sales executives;
(10) the impact of and compliance by the Company with existing and future regulation, including restrictions on the ability of certain subsidiaries to pay dividends and any obligations of the Company under any guaranty fund assessment laws; (11) changes in applicable tax laws which may affect the relative tax advantages and attractiveness of some of the Company's products; (12) the result of any litigation or legal proceedings involving the Company; (13) changes in generally accepted accounting principles and the impact of accounting principles and pronouncements on the Company's financial condition and results of operations; (14) changes in the Company's senior debt ratings; (15) changes in operating expense levels; (16) acquisition risks, including risks that the acquisition and integration of Wanger Asset Management, L.P. will not be as successful as anticipated; (17) risks that the Company will not achieve favorable effective tax rates; (18) risks that the Company's restructuring efforts and retention efforts will not be successful, and risks that the Company's exploration of strategic alternatives will not be successful or result in a transaction; and (19) the other risk factors or uncertainties contained from time to time in any document incorporated by reference in this report or otherwise filed by the Company under the Exchange Act. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that the estimates and expectations reflected in such statements will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Quantitative and Qualitative Disclosure About Market Risk is included in Management's Discussion and Analysis of Financial Condition and Results of Operations beginning at page 30 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements and supplementary data are included under Item 14 of this Form 10-K beginning on page 44.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the executive officers of the Company appears under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K on page 19.

    There are currently 13 members of the Board of Directors, divided into three classes with terms expiring at the 2001, 2002 and 2003 Annual Meetings, respectively. All of the Directors are listed below with their principal occupations for the last five years.

                         TERMS EXPIRE AT THE 2001 ANNUAL STOCKHOLDERS' MEETING

GERALD E. ANDERSON                    Retired; from 1974 until his retirement in 1992, President, Chief
  Age 69                              Executive Officer and Trustee of Commonwealth Energy System, a
  Director since 1991                 public utility holding company; Director of Liberty Mutual and
                                      Liberty Fire.

CHARLES I. CLOUGH                     Chairman and Chief Executive Officer, Clough Capital Partners, LP
  Age 58                              since January, 2000; Chief Investment Strategist at Merrill Lynch
  Director since February 2000        & Company, Inc. from 1987 through 1999; Chairman of the Board of
                                      Trustees of Boston College; Director of Liberty Mutual and
                                      Liberty Fire.

EDMUND F. KELLY                       Chairman (since 2000), President and Chief Executive Officer of
  Age 55                              Liberty Mutual and Liberty Fire since April, 1998, President and
  Director since 1992                 Chief Operating Officer prior thereto; Director of Liberty Mutual and certain of its affiliates, and Citizens Financial Group, Inc.

RAY B. MUNDT                          Retired; Chairman and Chief Executive Officer of Unisource
  Age 72                              Worldwide, Inc., a paper supply and systems company, from 1996 to
  Director since 1991                 1999; prior thereto Chairman and (prior to September, 1993) Chief
                                      Executive Officer of Alco Standard Corporation, a distributor of paper packaging products and office equipment; Director of
                                      Liberty Mutual, Liberty Fire, Alco Standard Corporation and
                                      Nocopi Technologies, Inc.

GLENN P. STREHLE                      Treasurer Emeritus and Advisor to the Chairman and President of
  Age 65                              the Massachusetts Institute of Technology since January, 1999;
  Director since 1991                 Treasurer of MIT (and Vice President from 1986 and Vice President for Finance from June 1994) from 1975 through 1998; Director of
                                      The Otter Group, Inc., Liberty Mutual and Liberty Fire.

                         TERMS EXPIRE AT THE 2002 ANNUAL STOCKHOLDERS' MEETING

WILLIAM F. CONNELL                    Chairman and Chief Executive Officer of Connell Limited
  Age 62                              Partnership, a manufacturer of industrial products and metal
  Director since 1999                 recycler; Director of FleetBoston Financial Corporation, Harcourt
                                      General, Inc., Liberty Mutual and Liberty Fire.

PAUL J. DARLING, II                   Chairman, President and Chief Executive Officer of Corey Steel
  Age 63                              Company, a manufacturer of cold finished steel bars and a metal
  Director since 1991                 service center, since 1984; Director of Liberty Mutual, Liberty
                                      Fire and Unisource Worldwide, Inc.

THOMAS J. MAY                         Chairman and Chief Executive Officer of NSTAR since 1999;
  Age 53                              Chairman, President and Chief Executive Officer of Boston Edison
  Director since 1998                 Company from 1994 to August 1999; Director of Fleet Boston
                                      Corporation, NSTAR, RCN Corporation, New England Business
                                      Service, Inc., Liberty Mutual and Liberty Fire.

DR. KENNETH L. ROSE                   President and Chief Executive Officer of Henkels & McCoy, Inc., a
  Age 64                              privately held engineering and construction company; Director of
  Director since 1999                 Liberty Mutual and Liberty Fire.

                         TERMS EXPIRE AT THE 2003 ANNUAL STOCKHOLDERS' MEETING

MICHAEL J. BABCOCK                    Private investor; President and Chief Operating Officer of Leslie
  Age 59                              Fay Companies, Inc., an apparel manufacturer, from 1993 to 1995;
  Director since 1991                 Director of Liberty Mutual and Liberty Mutual Fire Insurance
                                      Company ("Liberty Fire"), an affiliate of Liberty Mutual, and
                                      HRDQ, Inc.

GARY L. COUNTRYMAN                    President and Chief Executive Officer of the Company since
  Age 61                              January 13, 2000; Chairman (from 1991 until 2000) and Chief
  Director since 1991                 Executive Officer (from 1986 until April 1998) of Liberty Mutual and Liberty Fire; Fleet Boston Corporation, NSTAR and Harcourt
                                      General, Inc.

JOHN P. HAMILL                        Chairman and Chief Executive Officer of Sovereign Bank New
  Age 61                              England since January 10, 2000; President of Fleet Bank of
  Director since 1991                 Massachusetts, N.A. from 1992 to December 31, 1999; Director of
                                      Liberty Mutual and Liberty Fire.

MARIAN L. HEARD                       President and Chief Executive Officer of the United Way of
  Age 60                              Massachusetts Bay and Chief Executive Officer of the United Way
  Director since 1994                 of New England since 1992; Director of CVS Corporation, Fleet
                                      Boston Corporation, Liberty Mutual and Liberty Fire and a
                                      Director or Trustee of numerous national and local non-profit organizations.

SECTION 16(A). BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires Liberty Financial's executive officers and Directors, and any persons who own more than 10% of a class of Liberty Financial's equity securities registered under the Exchange Act (currently only the Common Stock), to file reports of ownership and changes in ownership of securities with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Executive officers, Directors, and persons who own more than 10% of the Common Stock are required by SEC regulations to furnish Liberty Financial with copies of all Section 16(a) reports they file. To Liberty Financial's knowledge, Liberty Mutual currently is the only stockholder which owns beneficially more than 10% of the Common Stock.

    Based solely on a review of the copies of such reports received by it or written representations from certain reporting persons that no other reports were required, Liberty Financial believes that, except for one late report filed by Mr. Morgan with respect to a single transaction, each of its executive officers, Directors and 10% stockholders made all Section 16(a) filings required during 2000.

    In addition, the information appearing in the Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial
Owners--Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to executive compensation is incorporated herein by reference from Liberty Financial's definitive Proxy Statement (the "Proxy Statement") under the following captions: "Compensation of Executive Officers" (excluding, however, the portions thereof under the sub-captions "Compensation Committee Report on Executive Compensation" and "Stockholder Return Comparisons") and "Election of Directors-2000 Meetings and Standard Fee Arrangements".

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Matters Pertaining to Liberty Mutual

GENERAL

    Prior to the acquisition of Colonial in March, 1995, Liberty Financial was an indirect wholly-owned subsidiary of Liberty Mutual. As of March 16, 2001, Liberty Mutual owned beneficially approximately 70.60% of the outstanding shares of Common Stock and approximately 70.11% of the combined voting power of the outstanding Common Stock and Preferred Stock.

    Liberty Mutual is a Massachusetts-chartered property and casualty mutual insurance company with more than $50.0 billion in assets and $7.1 billion in surplus at December 31, 2000. The principal business activities of Liberty Mutual's subsidiaries and affiliates (other than Liberty Financial) are property-casualty insurance, insurance services and life insurance (including group life and health insurance products) marketed through its own sales force.

    Although at present all of Liberty Financial's 13 directors are also directors of Liberty Mutual, including the President and Chief Executive Officer of Liberty Financial, Liberty Financial's operations are separate from, and generally have been conducted independently of, Liberty Mutual and its other business activities. Liberty Financial and its operating subsidiaries have their own personnel responsible for operations, strategic planning, marketing, finance, administration, human resources, accounting, legal and other management functions.

REIMBURSEMENT OF CERTAIN DIRECT COSTS AND INTERCOMPANY AGREEMENTS

    Liberty Mutual from time to time has provided management, legal, internal audit and treasury services to Liberty Financial, as well as to other Liberty Mutual subsidiaries which services are of the type normally performed by a parent company's corporate staff. In connection with the Colonial acquisition, Liberty Financial and Liberty Mutual entered into an Intercompany Agreement (the "Intercompany Agreement") governing ongoing services provided by Liberty Mutual to Liberty Financial. Under the Intercompany Agreement, such services are provided only as requested by Liberty Financial and may include executive, legal, tax, treasury and certain other services. Liberty Financial pays Liberty Mutual a fee based upon Liberty Mutual's direct costs allocable to the services provided, and reimburses Liberty Mutual for all associated out of pocket fees and expenses incurred by it. The agreement provides for estimated quarterly payments and subsequent adjustments thereto based upon actual experience. For 2000, Liberty Financial paid Liberty Mutual $3.5 million for services under the Intercompany Agreement.

    The Intercompany Agreement also provides that, during any period in which Liberty Mutual owns at least 20% of the voting power of the outstanding capital stock of Liberty Financial, Liberty Financial will provide Liberty Mutual with certain financial and other information. During any period in which Liberty Mutual owns at least 50% of the voting power of the outstanding capital stock of Liberty Financial or in which Liberty Mutual is required or elects to consolidate Liberty Financial's financial results in its own financial statements, Liberty Financial must obtain Liberty Mutual's prior written consent to any significant changes in accounting principles of Liberty Financial.

    In addition, the Intercompany Agreement provides that Liberty Financial will indemnify Liberty Mutual, its subsidiaries (other than Liberty Financial and its subsidiaries), and each of their respective officers, directors, employees, and agents against losses from third-party claims based on, arising out of or resulting from (i) the activities of Liberty Financial or its subsidiaries (including without limitation liabilities under the Securities Act, the Exchange Act and other securities laws) and (ii) any other acts or omissions arising out of performance of the Intercompany Agreement.

TAX SHARING AGREEMENT

    With respect to the period from January 1, 1990 through July 17, 1997 (the "Deconsolidation Date"), Liberty Financial and its subsidiaries (except for Keyport and its subsidiaries, each of which filed a separate federal income tax return through 1993) were included in the consolidated federal income tax return filed by Liberty Mutual. Prior to 1994, Keyport and its subsidiaries were not eligible for inclusion in Liberty Mutual's consolidated federal income tax return.

    Liberty Financial and Liberty Mutual are parties to a written Tax Sharing Agreement (the "Tax Sharing Agreement"). The Tax Sharing Agreement provides for the allocation between Liberty Financial and Liberty Mutual of the liability for federal income taxes and foreign, state, and local income, franchise, and excise taxes, and details the methodology and procedures for determining the payments or reimbursements to be made by or to Liberty Financial with respect to such taxes. The Tax Sharing Agreement applies primarily to taxable years or periods beginning on or after January 1, 1990 and ending before or on the Deconsolidation Date.

    Liberty Mutual's ownership of the outstanding capital stock of the Company fell below 80% effective on the Deconsolidation Date. As a result, Liberty Financial and its subsidiaries are no longer included in the consolidated federal and certain other income tax returns filed by Liberty Mutual, and the Tax Sharing Agreement generally will no longer be in effect, for periods beginning after the Deconsolidation Date, except for certain provisions that may affect carryovers and carrybacks of net operating losses or other tax attributes and subsequent examination adjustments by taxing authorities (as described below). Liberty Mutual's 1997 consolidated federal income tax return included Liberty Financial and its subsidiaries through the Deconsolidation Date. Subsequently, the Company and its subsidiaries (other than Keyport and Keyport's subsidiaries) file a consolidated federal income tax return. For the remainder of 1997 through July 17, 2002, Keyport and its subsidiaries will file separately from the Company, after which period Keyport and its current subsidiaries will be eligible to be included in the Company's consolidated federal income tax return.

    The Tax Sharing Agreement generally provides with respect to periods prior to the Deconsolidation Date, among other things, that Liberty Financial will pay to Liberty Mutual an amount for federal income tax purposes determined as if Liberty Financial filed a separate consolidated federal income tax return for Liberty Financial and its subsidiaries (i.e., as if Liberty Financial were the common parent of an affiliated group including its subsidiaries but not including Liberty Mutual and its other subsidiaries [in each case excluding Keyport and its subsidiaries for periods prior to 1994]), regardless of the amount of federal income tax shown on the actual consolidated federal income tax return filed by Liberty Mutual on behalf of its entire affiliated group (including Liberty Financial and its subsidiaries). The determination of the amounts paid by Liberty Financial pursuant to the Tax Sharing Agreement generally takes into account carryovers and carrybacks of net operating losses and other attributes, again as if Liberty Financial and its subsidiaries (other than Keyport and its subsidiaries for periods prior to 1994) independently filed a consolidated federal income tax return for such periods.

    The Tax Sharing Agreement also provides for procedures with respect to adjustments to tax payments or reimbursements resulting from audits or other proceedings with respect to taxable years for which Liberty Financial and/or its subsidiaries have been included with Liberty Mutual and its other subsidiaries in any consolidated federal income tax return or any combined, joint, consolidated, or similar foreign, state, or local income, franchise, or excise tax return. In addition, while the Tax Sharing Agreement generally applies to taxable years in which Liberty Financial has been included in a consolidated federal income tax return filed by Liberty Mutual, it also contains provisions that may affect carryovers or carrybacks of net operating losses or other tax attributes from or to taxable years prior or subsequent to such consolidation.

    For 2000, there were no payments between Liberty Mutual and Liberty Financial pursuant to the Tax Sharing Agreement.

    As the common parent of an affiliated group filing a consolidated federal income tax return and under the terms of the Tax Sharing Agreement, Liberty Mutual has various rights. Among other things, for periods prior to deconsolidation, Liberty Mutual is the sole and exclusive agent for Liberty Financial in any and all matters relating to the U.S. income tax liability of Liberty Financial. Liberty Mutual has sole and exclusive responsibility for the preparation and filing of the U.S. consolidated federal income tax return for such affiliated group, and Liberty Mutual has the power, in its sole discretion, to contest or compromise any asserted tax adjustment or deficiency and to file, litigate, or compromise any claim for refund on behalf of Liberty Financial.

REGISTRATION RIGHTS AGREEMENT

    In connection with the Colonial acquisition, Liberty Financial and Liberty Mutual entered into a Registration Rights Agreement (the "Registration Rights Agreement") which, among other things, provides that Liberty Financial will, upon Liberty Mutual's request, register under the Securities Act any of the shares of Common Stock currently held indirectly or hereafter acquired directly or indirectly by Liberty Mutual for sale in accordance with Liberty Mutual's intended method of disposition thereof, and will take such other actions necessary to permit the sale thereof in other jurisdictions. Liberty Mutual has the right to request up to three such registrations per year, subject to certain minimum share requirements. Liberty Mutual has agreed to pay the costs and expenses in connection with each such registration of its shares. Liberty Financial has the right (exercisable not more than once in any 12-month period) to require Liberty Mutual to delay any exercise by Liberty Mutual of such rights to require registration and other actions under the agreement for a period of up to 120 days if Liberty Financial determines, and the underwriters concur, that any other offerings by Liberty Financial then being conducted or about to be conducted would be adversely affected, or if Liberty Financial determines that it would be required to disclose publicly material business information which would cause a material disruption of a major corporate development then pending or in progress or that such registration would have other material adverse consequences.

    Liberty Mutual also has the right, which it may exercise at any time and from time to time in the future, to include the shares of Common Stock held directly or indirectly by it in certain other registrations of common equity securities of Liberty Financial initiated by Liberty Financial on its own behalf. Liberty Mutual has agreed to pay its pro rata share of all costs and expenses in connection with each such registration.

    Each of Liberty Financial and Liberty Mutual will indemnify the other, and the officers, directors and controlling persons of the other, against certain liabilities arising in respect of any registration or other offering under the Registration Rights Agreement.

CERTAIN OTHER TRANSACTIONS INVOLVING LIBERTY MUTUAL

    Prior to 1999, Keyport had a sales arrangement with Liberty Life Assurance Company of Boston ("Liberty Life"), a subsidiary of Liberty Mutual which is licensed to sell variable annuity contracts in the State of New York. Liberty Life issued variable annuity contracts in New York with substantially the same policy terms and underlying investment options as Keyport's variable annuity products, the premiums for which are deposited in a separate account of Liberty Life. Keyport continues to provide administrative services to Liberty Life with respect to such annuities. All contractual obligations in respect of such annuities are those of Liberty Life rather than of Keyport. Liberty Life charges the fees payable under the annuities, pays Keyport a fee designed to cover Keyport's expenses in administering these annuities, and retains the balance. During 2000 Liberty Life paid Keyport fees of approximately $0.3 million under these arrangements.

    The Company provides certain investment management services to Liberty Mutual. Liberty Mutual paid the Company $1.1 million for these services in 2000. In addition, Liberty Financial provides investment advisory services to oil and gas investment subsidiaries of Liberty Mutual. These subsidiaries reimburse Liberty Financial for all direct out-of-pocket costs for these services. These cost reimbursements totaled $0.2 million in 2000.

    As of December 31, 2000, Liberty Mutual and Liberty Fire owned approximately 6.4% and 0.7%, respectively, of the outstanding shares of beneficial interest of Liberty All-Star Equity Fund, a closed-end fund listed on the New York Stock Exchange. All of such shares were purchased in open market transactions. Liberty Asset Management Company, a Liberty Financial subsidiary, is the investment adviser to the fund.

    The existing and proposed agreements between Liberty Financial and Liberty Mutual may be modified in the future and additional transactions or agreements may be entered into between Liberty Financial and Liberty Mutual. Conflicts of interest could arise between Liberty Financial and Liberty Mutual with respect to any of the foregoing, or any future agreements or arrangements between them. Neither Liberty Mutual nor Liberty Financial has instituted, or has any current plans to institute, any formal plan or arrangement to address any possible conflicts of interest.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

                       LIBERTY FINANCIAL COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                ($ IN MILLIONS)

DECEMBER 31                                                     2000        1999
-----------                                                   ---------   ---------
                                      ASSETS
ASSETS:
  Investments...............................................  $12,232.4   $12,195.1
  Cash and cash equivalents.................................    1,891.0     1,232.6
  Accrued investment income.................................      163.5       162.0
  Deferred policy acquisition costs.........................      547.9       739.2
  Deferred distribution costs...............................      169.4       153.7
  Intangible assets.........................................      533.0       282.0
  Other assets..............................................      401.0       244.8
  Separate account assets...................................    4,212.5     3,363.1
                                                              ---------   ---------
                                                              $20,150.7   $18,372.5
                                                              =========   =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Policyholder balances.....................................  $11,968.5   $12,109.6
  Notes payable to affiliates...............................      200.0          --
  Notes payable.............................................      563.2       552.0
  Payable for investments purchased and loaned..............    1,364.5       754.9
  Other liabilities.........................................      429.3       453.1
  Separate account liabilities..............................    4,166.8     3,301.0
                                                              ---------   ---------
    Total liabilities.......................................   18,692.3    17,170.6
                                                              ---------   ---------
Series A redeemable convertible preferred stock, par value
  $.01; authorized, issued and outstanding 213,242 shares in
  2000 and 324,759 shares in 1999...........................       10.7        16.0
                                                              ---------   ---------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized 100,000,000
    shares; issued and outstanding 48,784,459 shares in 2000
    and 47,462,995 shares in 1999...........................        0.5         0.5
  Additional paid-in capital................................      949.1       923.0
  Retained earnings.........................................      532.4       425.2
  Accumulated other comprehensive loss......................      (30.6)     (158.1)
  Unearned compensation.....................................       (3.7)       (4.7)
                                                              ---------   ---------
    Total stockholders' equity..............................    1,447.7     1,185.9
                                                              ---------   ---------
                                                              $20,150.7   $18,372.5
                                                              =========   =========

          See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.

                         CONSOLIDATED INCOME STATEMENTS

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Investment income, including distributions from private
  equity limited partnerships of $13.3 million in 2000......  $ 862.3    $ 810.3    $ 820.9
Interest credited to policyholders..........................   (539.6)    (526.6)    (562.2)
                                                              -------    -------    -------
Investment spread...........................................    322.7      283.7      258.7
                                                              -------    -------    -------
Net realized investment gains (losses)......................    (47.5)     (42.2)       2.4
                                                              -------    -------    -------
Gain on sale of Private Capital Management..................     27.6         --         --
                                                              -------    -------    -------
Net change in unrealized and undistributed gains in private
  equity limited partnerships...............................     31.6         --         --
                                                              -------    -------    -------
FEE INCOME:
  Investment advisory and administrative fees...............    300.2      268.5      237.7
  Distribution and service fees.............................     60.7       60.4       52.7
  Transfer agency fees......................................     49.0       51.7       49.0
  Surrender charges and net commissions.....................     42.3       36.5       33.7
  Separate account fees.....................................     43.5       33.5       20.6
                                                              -------    -------    -------
    Total fee income........................................    495.7      450.6      393.7
                                                              -------    -------    -------
EXPENSES:
  Operating expenses........................................   (406.0)    (360.4)    (328.2)
  Restructuring charges.....................................    (18.7)        --         --
  Special compensation plan.................................    (11.1)        --         --
  Amortization of deferred policy acquisition costs.........   (116.0)     (97.4)     (77.4)
  Amortization of deferred distribution costs...............    (42.9)     (40.3)     (40.1)
  Amortization of intangible assets.........................    (24.3)     (20.3)     (15.3)
  Interest expense, net.....................................    (22.5)     (19.3)     (14.9)
                                                              -------    -------    -------
    Total expenses..........................................   (641.5)    (537.7)    (475.9)
                                                              -------    -------    -------
Pretax income...............................................    188.6      154.4      178.9
Income tax expense..........................................    (61.0)     (55.1)     (54.4)
                                                              -------    -------    -------
Income before extraordinary item............................    127.6       99.3      124.5
Extraordinary loss on extinguishment of debt, net of tax....       --         --       (9.7)
                                                              -------    -------    -------
Net income..................................................  $ 127.6    $  99.3    $ 114.8
                                                              =======    =======    =======
Net income per share--basic:
    Income before extraordinary item........................  $  2.65    $  2.11    $  2.72
                                                              =======    =======    =======
    Net income..............................................  $  2.65    $  2.11    $  2.51
                                                              =======    =======    =======
Net income per share--assuming dilution:
    Income before extraordinary item........................  $  2.61    $  2.07    $  2.63
                                                              =======    =======    =======
    Net income..............................................  $  2.61    $  2.07    $  2.42
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN MILLIONS)

                                                                       ACCUMULATED
                                              ADDITIONAL                  OTHER                            TOTAL
                                    COMMON     PAID-IN     RETAINED   COMPREHENSIVE      UNEARNED      STOCKHOLDERS'
                                    STOCK      CAPITAL     EARNINGS   INCOME (LOSS)    COMPENSATION       EQUITY
                                   --------   ----------   --------   --------------   -------------   -------------
BALANCE, DECEMBER 31, 1997.......   $  0.4      $866.2      $251.5        $ 83.0           $(2.2)        $1,198.9
                                                                                                         --------
Comprehensive income:
  Net income.....................                            114.8                                          114.8
  Other comprehensive income, net
    of taxes:
    Net unrealized losses on
      securities.................                                          (55.8)                           (55.8)
                                                                                                         --------
Total comprehensive income.......                                                                            59.0
                                                                                                         --------
Common stock issued for
  acquisition....................                  8.9                                                        8.9
Effect of stock-based
  compensation plans.............      0.1        13.2                                      (2.1)            11.2
Accretion to face value of
  preferred stock................                             (0.8)                                          (0.8)
Common stock dividends...........                 13.2       (18.2)                                          (5.0)
Preferred stock dividends........                             (0.9)                                          (0.9)
                                    ------      ------      ------        ------           -----         --------
BALANCE, DECEMBER 31, 1998.......      0.5       901.5       346.4          27.2            (4.3)         1,271.3
                                                                                                         --------

Comprehensive loss:
  Net income.....................                             99.3                                           99.3
  Other comprehensive loss, net
    of taxes:
    Net unrealized losses on
      securities.................                                         (185.3)                          (185.3)
                                                                                                         --------
Total comprehensive loss.........                                                                           (86.0)
                                                                                                         --------
Effect of stock-based
  compensation plans.............                  8.1                                      (0.4)             7.7
Accretion to face value of
  preferred stock................                             (0.8)                                          (0.8)
Common stock dividends...........                 13.4       (18.8)                                          (5.4)
Preferred stock dividends........                             (0.9)                                          (0.9)
                                    ------      ------      ------        ------           -----         --------
BALANCE, DECEMBER 31, 1999.......      0.5       923.0       425.2        (158.1)           (4.7)         1,185.9
                                                                                                         --------

Comprehensive loss:
  Net income.....................                            127.6                                          127.6
  Other comprehensive income, net
    of taxes:
    Net unrealized gains on
      securities.................                                          127.5                            127.5
                                                                                                         --------
Total comprehensive income.......                                                                           255.1
                                                                                                         --------
Common stock issued for
  acquisition....................                  1.8                                                        1.8
Effect of stock-based
  compensation plans.............                 10.6                                       1.0             11.6
Accretion to face value of
  preferred stock................                             (0.2)                                          (0.2)
Common stock dividends...........                 13.7       (19.4)                                          (5.7)
Preferred stock dividends........                             (0.8)                                          (0.8)
                                    ------      ------      ------        ------           -----         --------
BALANCE, DECEMBER 31, 2000.......   $  0.5      $949.1      $532.4        $(30.6)          $(3.7)        $1,447.7
                                    ======      ======      ======        ======           =====         ========

          See accompanying notes to consolidated financial statements.

                       LIBERTY FINANCIAL COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

YEAR ENDED DECEMBER 31                                         2000        1999        1998
----------------------                                       ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................  $   127.6   $    99.3   $   114.8
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Extraordinary loss on extinguishment of debt, net of
      tax..................................................         --          --         9.7
    Depreciation and amortization..........................       83.3        77.4        81.6
    Interest credited to policyholders.....................      539.6       526.6       562.2
    Net realized investment (gains) losses.................       47.5        42.2        (2.4)
    Gain on sale of Private Capital Management.............      (27.6)         --          --
    Net change in unrealized and undistributed gains in
      private equity limited partnerships..................      (31.6)         --          --
    Net amortization on investments........................       59.8        79.5        75.4
    Change in deferred policy acquisition costs............        9.0       (17.4)      (24.2)
    Change in current and deferred income taxes............       (4.5)       62.9        (3.8)
    Net change in other assets and liabilities.............        8.9      (114.9)     (124.6)
                                                             ---------   ---------   ---------
      Net cash provided by operating activities............      812.0       755.6       688.7
                                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased available for sale.................   (3,802.3)   (4,993.3)   (6,789.0)
  Investments sold available for sale......................    2,953.5     4,322.7     5,406.0
  Investments matured available for sale...................      894.8       823.2     1,273.5
  Increase in policy loans, net............................      (21.3)      (20.7)      (24.1)
  Decrease in mortgage loans, net..........................        2.7        43.0         5.5
  Acquisitions, net of cash acquired.......................     (274.2)         --       (98.7)
  Other....................................................       (4.6)      (37.3)       (9.7)
                                                             ---------   ---------   ---------
      Net cash (used in) provided by investing
        activities.........................................     (251.4)      137.6      (236.5)
                                                             ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Withdrawals from policyholder accounts...................   (2,250.0)   (2,108.9)   (1,690.0)
  Deposits to policyholder accounts........................    1,569.2       894.4     1,225.0
  Securities lending.......................................      600.4       505.0      (510.6)
  Change in notes receivable...............................      (30.0)         --          --
  Change in notes payable to affiliates....................      200.0          --      (244.0)
  Change in notes payable..................................       11.2        65.6       459.9
  Exercise of stock options................................        9.0         5.5         7.4
  Dividends paid...........................................       (6.5)       (6.3)       (5.9)
  Redemption of preferred stock............................       (5.5)         --          --
                                                             ---------   ---------   ---------
      Net cash provided by (used in) financing
        activities.........................................       97.8      (644.7)     (758.2)
                                                             ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents...........      658.4       248.5      (306.0)
Cash and cash equivalents at beginning of year.............    1,232.6       984.1     1,290.1
                                                             ---------   ---------   ---------
Cash and cash equivalents at end of year...................  $ 1,891.0   $ 1,232.6   $   984.1
                                                             =========   =========   =========

Noncash Financing Activities: Noncash financing activities relate to dividends paid in common stock, primarily to an affiliate of Liberty Mutual, in the amount of $13.7 million, $13.4 million and $13.2 million in 2000, 1999 and 1998, respectively, pursuant to the Company's dividend reinvestment plan.

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       LIBERTY FINANCIAL COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

    ORGANIZATION

    Liberty Financial Companies, Inc. (the "Company") is an asset accumulation and management company providing investment management products and retirement-oriented insurance products through multiple distribution channels.

    The Company is a majority owned indirect subsidiary of Liberty Mutual Insurance Company ("Liberty Mutual").

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries, including Colonial Management Associates, Inc. ("Colonial"), Independent Financial Marketing Group, Inc. ("Independent"), Keyport Life Insurance Company ("Keyport"), Liberty Asset Management Company ("LAMCO"), Liberty Funds Group LLC ("LFG"), Newport Pacific Management, Inc. ("Newport"), Stein Roe & Farnham Incorporated ("Stein Roe"), and, from the date of acquisition: Crabbe Huson Group, Inc. ("Crabbe Huson"), Progress Investment Management Company ("Progress"), and Liberty Wanger Asset Management ("Wanger"). All significant intercompany balances and transactions have been eliminated.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    INVESTMENTS

    Investments in debt and equity securities classified as available for sale are carried at fair value, and unrealized gains and losses (net of adjustments to deferred policy acquisition costs and income taxes) are reported as a separate component of stockholders' equity. The cost basis of securities is adjusted for declines in value that are determined to be other than temporary. Realized investment gains and losses are calculated on a first-in, first-out basis, net of adjustment for amortization of deferred policy acquisition costs.

    For the mortgage-backed bond portion of the fixed maturity investment portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments over the estimated economic life of the security. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments; and any resulting adjustment is included in investment income.

    Mortgage loans are carried at amortized cost. Policy loans are carried at the unpaid principal balances plus accrued interest. Investments in private equity limited partnerships, which are included in other invested assets, are accounted for on either the cost method or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%, and the cost method is used for all other partnership investments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       LIBERTY FINANCIAL COMPANIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. ACCOUNTING POLICIES (CONTINUED)
    Net change in unrealized and undistributed gains in private equity limited partnerships represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $58.8 million and net of amounts realized, which are recognized in investment income, of $13.3 million for the year ended December 31, 2000. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. The corresponding amounts in 1999 and 1998 were insignificant. Investments in private equity limited partnerships totaled $439.0 million ($348.7 million excluding the net change in unrealized and undistributed gains in private equity limited partnerships) and $180.7 million at December 31, 2000 and 1999, respectively.

    DERIVATIVES

    The Company uses interest rate swap and cap agreements to manage its interest rate risk and call options and futures on the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") to hedge its obligations to provide returns based upon this index.

    The Company utilizes interest rate swap agreements ("swap agreements") and interest rate cap agreements ("cap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest rates credited to policyholders. The Company also utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices.

    Cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates.

    Hedge accounting is applied after the Company determines that the items to be hedged expose it to interest rate or price risk, designates the instruments as hedges and assesses whether the instruments reduce the indicated risks through the measurement of changes in the value of the instruments and the items being hedged at both inception and throughout the hedge period. From time to time, interest rate swap agreements, cap agreements, call options and futures are terminated. If the terminated position was accounted for as a hedge, realized gains or losses are deferred and amortized over the remaining lives of the hedged assets or liabilities. Conversely, if the terminated position was not accounted for as a hedge, or the assets and liabilities that were hedged no longer exist, the position is "marked to market" and realized gains or losses are immediately recognized in income.

    The net differential to be paid or received on interest rate swap agreements is recognized as a component of net investment income. The net differential to be paid or received on total return swap agreements is recognized as a component of separate account fees. Premiums paid for interest rate cap

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       LIBERTY FINANCIAL COMPANIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. ACCOUNTING POLICIES (CONTINUED)
agreements are deferred and amortized to net investment income on a straight-line basis over the terms of the agreements. The unamortized premium is included in other invested assets. Amounts earned on interest rate cap agreements are recorded as an adjustment to net investment income. Interest rate swap agreements and cap agreements hedging investments designated as available for sale are adjusted to fair value with the resulting unrealized gains and losses included in stockholders' equity. Total return swap agreements hedging certain separate account liabilities are adjusted to fair value with the resulting unrealized gains and losses included in stockholders' equity.

    Premiums paid on call options are amortized to net investment income over the terms of the contracts. The call options are included in other invested assets and are carried at amortized cost plus intrinsic value, if any, of the call options as of the valuation date. Changes in intrinsic value of the call options are recorded as an adjustment to interest credited to policyholders. Futures are carried at fair value and require daily cash settlement. Changes in the fair value of futures that qualify as hedges are deferred and recognized as an adjustment to the hedged asset or liability. Call options and futures that do not qualify as hedges are carried at fair value; changes in value are immediately recognized in income.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." This statement amended SFAS No. 133 to defer its effective date one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS
No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"--an amendment of SFAS No. 133. This statement makes certain changes in the hedging provisions of SFAS No. 133 and is effective concurrent with SFAS No. 133 (collectively hereafter referred to as the "Statement"). The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Upon adoption in the first quarter of 2001, the Company will be required to record a cumulative effect adjustment to reflect this accounting change.

    The cumulative effect, reported after tax and net of related effects of deferred policy acquisition costs, upon adoption of the Statement at January 1, 2001 will decrease net income and stockholder's equity by approximately
$55.0 million. The adoption of the Statement may increase volatility in future reported income due, among other reasons, to the requirements of defining an effective hedging relationship under the Statement as opposed to certain hedges the Company believes are effective economic hedges. The Company anticipates that it will continue to utilize its current risk management philosophy, which includes the use of derivative instruments.

    FEE INCOME

    Fees from asset management and investment advisory services and from transfer agent, bookkeeping, 12b-1 distribution and service fees are recognized as revenues when services are provided.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       LIBERTY FINANCIAL COMPANIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. ACCOUNTING POLICIES (CONTINUED)
Revenues from fixed and variable annuities and single premium whole life policies include mortality charges, surrender charges, policy fees and contract fees and are recognized when earned under the respective contracts. Net commission revenue is recognized on the trade date.

    DEFERRED POLICY ACQUISITION COSTS

    Policy acquisition costs are the costs of acquiring new business which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. These costs are deferred and amortized in relation to the present value of estimated gross profits from mortality, investment spread and expense margins. Deferred policy acquisition costs are adjusted for amounts relating to unrealized gains and losses on fixed maturity securities the Company has designated as available for sale. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to stockholders' equity. Deferred policy acquisition costs were increased by $43.4 million and $235.7 million at December 31, 2000 and December 31, 1999, respectively, relating to this adjustment.

    DEFERRED DISTRIBUTION COSTS

    Sales commissions and other direct distribution costs related to the sale of Company-sponsored intermediary-distributed mutual funds which charge 12b-1 distribution fees and contingent deferred sales commissions are recorded as deferred distribution costs. Amortization is provided on a straight-line basis over periods up to six years to match the estimated period in which the associated fees will be earned. Contingent deferred sales charges (back-end loads) received are applied to deferred distribution costs to the extent of the estimated unamortized portion of such costs, with the remainder recognized in income.

    INTANGIBLE ASSETS

    Intangible assets consist of goodwill and certain identifiable intangible assets arising from business combinations accounted for as a purchase. Amortization is provided on a straight-line basis over estimated lives of the acquired intangibles which range from 3 to 30 years. The Company evaluates the carrying value of goodwill and other intangible assets when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Any impairments would be recognized when the expected undiscounted future cash flows derived from such goodwill and other intangible assets are less than their carrying value.

    The Company has experienced higher than anticipated redemptions of assets under management at an acquired company, which at December 31, 2000 had goodwill and other intangible assets of $79.0 million. Although the Company has determined that there is no impairment of goodwill and other intangible assets at this time, if the higher level of redemptions were to continue and sales were not to increase, the Company's estimate of related future cash flows may change, resulting in the need to record an impairment loss.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       LIBERTY FINANCIAL COMPANIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. ACCOUNTING POLICIES (CONTINUED)
    SEPARATE ACCOUNT ASSETS AND LIABILITIES

    The assets and liabilities resulting from variable annuities, variable life policies and certain separate institutional accounts are segregated in separate accounts. Separate account assets consist principally of investments in mutual funds and fixed maturities and are carried at fair value. Investment income and changes in mutual fund asset values are allocated to the policyholders, and therefore, do not affect the operating results of the Company. The Company earns separate account fees for providing administrative services and bearing the mortality risk related to these contracts. The difference between investment income and interest credited on the institutional accounts is reported as separate account fee income. Keyport also classified as separate account assets investments in Company-sponsored mutual funds and other investments of $44.9 million and $62.2 million at December 31, 2000 and 1999, respectively.

    POLICYHOLDER BALANCES

    Policyholder balances consist of deposits received plus interest credited, less accumulated policyholder charges, assessments, and withdrawals related to deferred annuities and single premium whole life policies. Policy benefits that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.

    STOCK OPTIONS

    The Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    INCOME TAXES

    Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

    EARNINGS PER SHARE

    Basic earnings per share is calculated using income available to common shareholders divided by the weighted average of common shares outstanding during the year. Diluted earnings per share is similar to basic earnings per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

    CASH EQUIVALENTS

    Short-term investments having an original maturity of three months or less are classified as cash equivalents.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       LIBERTY FINANCIAL COMPANIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITIONS

    On September 29, 2000, the Company completed the acquisition of Wanger Asset Management, L.P. ("Wanger"), a registered investment advisor with approximately $9.4 billion in assets under management as of that date. The purchase price for this transaction was approximately $277.4 million in cash, including transaction costs. In addition, the Company has agreed to make additional payments over the next five years of up to $178.0 million in cash, with $170.0 million contingent upon the attainment of certain earnings objectives and an $8.0 million 3-year note payable to WAM Rights Partnership bearing interest at the rate of 7.00%. This transaction was accounted for as a purchase and resulted in the recording of $133.0 million of intangible assets which will be amortized over 13 years and $145.9 million of goodwill which will be amortized over 25 years. The Company funded the acquisition of Wanger with cash and investments and $200.0 million of debt issued to Liberty Mutual Insurance Company and its affiliates. Such debt consists of a $180.0 million 12-year note with interest payable semi-annually at 8.85% and a $20.0 million 20-year note with interest payable semi-annually at 9.35%.

    The following unaudited pro forma summary presents information as if the acquisition of Wanger had occurred as of January 1, 1999. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies:

YEAR ENDED DECEMBER 31                                          2000       1999
----------------------                                        --------   --------
Net income (in millions)....................................   $123.0     $91.0
Net income per share--assuming dilution.....................   $ 2.52     $1.90

    On August 31, 1998, the Company acquired certain assets and assumed certain liabilities of Progress Investment Management Company, a registered investment adviser to institutional accounts with approximately $2.1 billion in assets under management as of that date. On September 30, 1998, the Company acquired certain assets and assumed certain liabilities of The Crabbe Huson Group, Inc., a registered investment adviser with approximately $3.3 billion in assets under management as of that date. The combined purchase price for these transactions totaled approximately $104.0 million, $95.1 million in cash and $8.9 million in the Company's common stock. In addition, the Company has agreed to pay additional cash and common stock over three years, contingent upon the attainment of certain earnings objectives. In 2000 and 1999, the Company paid $2.7 million and $4.0 million, respectively, of such contingent payments. An additional $64.8 million can be paid as contingent payments if earnings objectives are attained. These transactions were accounted for as purchases and resulted in the recording of goodwill and other intangible assets of approximately $107.8 million.

3. INVESTMENTS

    Investments, which largely pertain to the Company's annuity insurance operations, were comprised of the following (in millions):

DECEMBER 31                                                     2000        1999
-----------                                                   ---------   ---------
Fixed maturities............................................  $10,668.3   $10,516.1
Equity securities...........................................       76.4        37.9
Policy loans................................................      620.8       599.5
Other invested assets.......................................      866.9     1,041.6
                                                              ---------   ---------
                                                              $12,232.4   $12,195.1
                                                              =========   =========

    As of December 31, 2000, the Company did not have a material concentration of financial instruments in a single investee, industry or geographic location and no investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholders' equity.

    As of December 31, 2000, $1.3 billion of fixed maturities were below investment grade. These securities represented 8.3% of general account investments, including cash and cash equivalents in the Company's annuity operations, and certain separate account assets.

    FIXED MATURITIES

    The amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities are as follows (in millions):

                                                                GROSS        GROSS
                                                  AMORTIZED   UNREALIZED   UNREALIZED
DECEMBER 31, 2000                                   COST        GAINS        LOSSES     FAIR VALUE
-----------------                                 ---------   ----------   ----------   ----------
U.S. Treasury securities........................  $    40.2     $  1.7      $  (0.1)    $    41.8
Mortgage backed securities of U.S. government
  corporations and agencies.....................      893.1       16.2         (5.4)        903.9
Debt securities issued by foreign governments...      102.2        0.6         (0.2)        102.6
Corporate securities............................    5,597.6       88.9       (215.9)      5,470.6
Other mortgage backed securities................    2,403.2       74.6        (17.7)      2,460.1
Asset backed securities.........................    1,683.4       20.7        (21.8)      1,682.3
Senior secured loans............................        8.8         --         (1.8)          7.0
                                                  ---------     ------      -------     ---------
Total fixed maturities..........................  $10,728.5     $202.7      $(262.9)    $10,668.3
                                                  =========     ======      =======     =========

                                                                GROSS        GROSS
                                                  AMORTIZED   UNREALIZED   UNREALIZED
DECEMBER 31, 1999                                   COST        GAINS        LOSSES     FAIR VALUE
-----------------                                 ---------   ----------   ----------   ----------
U.S. Treasury securities........................  $    70.0     $  4.2      $  (5.0)    $    69.2
Mortgage backed securities of U.S. government
  corporations and agencies.....................    1,166.5       15.6        (29.5)      1,152.6
Debt securities issued by foreign governments...      169.4       17.8         (9.0)        178.2
Corporate securities............................    5,274.4       96.9       (283.3)      5,088.0
Other mortgage backed securities................    2,325.7       21.8        (94.8)      2,252.7
Asset backed securities.........................    1,794.8        5.9        (67.9)      1,732.8
Senior secured loans............................       45.6         --         (3.0)         42.6
                                                  ---------     ------      -------     ---------
Total fixed maturities..........................  $10,846.4     $162.2      $(492.5)    $10,516.1
                                                  =========     ======      =======     =========

    At December 31, 2000 and 1999, gross unrealized gains on equity securities, investments in separate accounts and other invested assets aggregated
$17.3 million and $32.4 million, and gross unrealized losses aggregated
$18.5 million and $11.1 million, respectively.

    Deferred tax liabilities for the Company's unrealized investment gains and losses included in stockholders' equity, net of adjustments to deferred policy acquisition costs, were $12.9 million and $84.8 million at December 31, 2000 and 1999, respectively.

    The change in net unrealized gains (losses) on securities included in other comprehensive income in 2000, 1999 and 1998 include: gross unrealized gains (losses) on securities of $204.3 million, $(470.2) million and $(182.1) million, respectively; reclassification adjustments for realized (gains) losses in net income of $45.9 million, $53.5 million and $3.6 million, respectively; and adjustments to deferred policy acquisition costs of $(192.3) million, $302.2 million and $92.5 million, respectively. The above amounts are shown before income tax expense (benefit) of $(69.6) million, $70.7 million and $(30.2) million, respectively. The 2000 and 1999 income tax expense (benefit) amounts include changes in the valuation allowances of $(90.8) million and $109.9 million, respectively, related to the Company's unrealized capital losses on available for sale securities.

    CONTRACTUAL MATURITIES

    The amortized cost and estimated fair value of fixed maturities by contractual maturity as of December 31, 2000 are as follows (in millions):

                                                              AMORTIZED     FAIR
DECEMBER 31, 2000                                               COST        VALUE
-----------------                                             ---------   ---------
Due in one year or less.....................................  $   131.0   $   127.9
Due after one year through five years.......................    2,138.4     2,134.5
Due after five years through ten years......................    1,945.2     1,909.6
Due after ten years.........................................    1,534.2     1,450.0
                                                              ---------   ---------
                                                                5,748.8     5,622.0
Mortgage and asset backed securities........................    4,979.7     5,046.3
                                                              ---------   ---------
                                                              $10,728.5   $10,668.3
                                                              =========   =========

    Actual maturities may differ from those shown above because borrowers may have the right to call or prepay obligations.

    NET INVESTMENT INCOME

    Net investment income is summarized as follows (in millions):

YEAR ENDED DECEMBER 31                                          2000       1999       1998
----------------------                                        --------   --------   --------
Fixed maturities............................................   $807.9     $814.7     $810.5
Equity securities...........................................      0.3        1.5        4.4
Policy loans................................................     37.0       36.3       33.2
Other invested assets.......................................     85.7       28.4       18.2
Cash and cash equivalents...................................     27.3       20.8       38.3
                                                               ------     ------     ------
Gross investment income.....................................    958.2      901.7      904.6
Investment expenses.........................................    (15.5)     (14.2)     (11.6)
Amortization of call options and interest rate caps.........    (80.4)     (77.2)     (72.1)
                                                               ------     ------     ------
Net investment income.......................................   $862.3     $810.3     $820.9
                                                               ======     ======     ======

    As of December 31, 2000 and 1999, the carrying value of fixed maturity investments that were non-income producing was $24.4 million and $22.6 million, respectively.

    NET REALIZED INVESTMENT GAINS (LOSSES)

    Net realized investment gains (losses) primarily relate to the Company's fixed maturity investments. Gross realized gains were $44.0 million, $48.1 million and $88.5 million for 2000, 1999 and 1998, respectively. Gross realized losses were $101.6 million, $102.3 million and $90.4 million for 2000, 1999 and 1998, respectively. Gross realized losses in 2000, 1999 and 1998 included $18.9 million, $18.3 million and $28.3 million, respectively, for investments where the decline in value was determined to be other than temporary. Net realized investment gains (losses) are net of adjustments to the amortization of deferred policy acquisition costs.

4. DERIVATIVES

    Outstanding derivatives are as follows (in millions):

                                                                               ASSETS (LIABILITIES)
                                                                     -----------------------------------------
                                                                            2000                  1999
                                                NOTIONAL AMOUNTS     -------------------   -------------------
                                               -------------------   CARRYING     FAIR     CARRYING     FAIR
DECEMBER 31                                      2000       1999      VALUE      VALUE      VALUE      VALUE
-----------                                    --------   --------   --------   --------   --------   --------
Interest rate swap agreements................  $2,797.8   $2,917.3    $(33.5)    $(33.5)    $41.4      $41.4
Total return swap agreements.................   1,031.6      500.0      23.9       23.9      37.8       36.3
Interest rate cap agreements.................        --       50.0        --         --        --         --
S&P 500 Index call options...................        --         --     337.7      358.2     701.1      803.1

    The interest rate and total return swap agreements expire in 2001 through 2029. The interest rate cap agreement expired in 2000. The S&P 500 call options maturities range from 2001 to 2008.

    The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest credited to policyholders. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. Cap agreements are used to hedge against rising interest rates. With respect to the Company's equity-indexed annuities and certain separate account liabilities, the Company buys call options, futures and certain total return swap agreements on the S&P 500 Index to hedge its obligations to provide returns based upon this index. At December 31, 2000 and 1999, the Company had approximately $115.0 million and $128.7 million, respectively, of unamortized premium in call option contracts.

    Fair values for swap and cap agreements are based on current settlement values. The current settlement values are based on quoted market prices and brokerage quotes, which utilize pricing models or formulas using current assumptions. Fair values for call options and futures are based upon quoted market prices.

    There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is the risk associated with counterparty nonperformance. The Company believes that the counterparties to its swap, cap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. Futures trade on organized exchanges and, therefore, have minimal credit risk.

5. NOTES PAYABLE

    Notes payable include the following (in millions):

DECEMBER 31                                                     2000       1999
-----------                                                     ----       ----
Notes payable to affiliates:
  8.85% promissory notes due 2012...........................   $180.0     $   --
  9.35% promissory note due 2020............................     20.0         --
                                                               ------     ------
                                                                200.0         --
                                                               ------     ------

NOTES PAYABLE:
  6 3/4% notes due 2008, net of unamortized discount of
    $2.0 million and $2.2 million in 2000 and 1999,
    respectively, effective rate 6.86%......................    298.0      297.8
  7 5/8% debentures due 2028, net of unamortized discount of
    $0.8 million in 2000 and 1999, effective rate 7.67%.....    149.2      149.2
  Revolving credit facility.................................    108.0      105.0
  7.00% promissory note due 2003............................      8.0         --
                                                               ------     ------
                                                                563.2      552.0
                                                               ------     ------
                                                               $763.2     $552.0
                                                               ======     ======

    In connection with the Wanger acquisition, the Company issued
$200.0 million of debt to Liberty Mutual Insurance Company and its affiliates. Such debt consists of $180.0 million of 12-year notes with interest payable semi-annually at 8.85% and a $20.0 million 20-year note with interest payable semi-annually at 9.35%. In addition, the Company issued an $8.0 million 3-year note payable to WAM Rights Partnership bearing interest at the rate of 7.00%.

    In connection with the Crabbe Huson acquisition in 1998, the Company entered into a $100.0 million revolving credit facility with a commercial bank (the "Bridge Facility"). The Bridge Facility matured on March 30, 1999 and bore interest at a per annum rate equal to LIBOR plus twenty-five basis points. The Company borrowed $90.0 million under the Bridge Facility to finance the acquisition of Crabbe Huson. In November 1998, the Company issued
$450.0 million of senior debt securities. The offering consisted of $300.0 million of 6 3/4% 10-year notes due November 15, 2008 and $150.0 million of 7 5/8% 30-year debentures due November 15, 2028. The proceeds were utilized to repay the $90.0 million borrowed under the Bridge Facility and to discharge the Company's existing $229.0 million notes payable to affiliates. The early extinguishment of the notes payable to affiliates resulted in an extraordinary charge of $9.7 million, net of a tax benefit of $5.3 million. The indenture under which the senior notes and debentures were issued contains covenants which restrict the Company from granting a lien on or disposing of the stock of any subsidiary which accounts for more than 10% of the consolidated revenues or assets of the Company.

    The Company also has a $150.0 million revolving credit facility (the "Facility") which is utilized to finance sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. The Facility was established in April 1999 and replaced a $60.0 million revolving credit facility which was used for the same purpose. This five year Facility is secured by such 12b-1 distribution fees and contingent deferred sales charges. Interest accrues on the outstanding borrowings under the Facility at a rate determined by sales of highly rated commercial paper backed in part by the security interest in such fees and charges. At December 31, 2000, the interest paid on borrowings under the Facility was at the rate of 6.65% per annum.

    Interest paid was $45.4 million, $36.6 million and $25.5 million in 2000, 1999 and 1998, respectively.

6. INCOME TAXES

    Income tax expense is summarized as follows (in millions):

YEAR ENDED DECEMBER 31                                          2000       1999       1998
----------------------                                        --------   --------   --------
Current.....................................................  $ 101.5     $ (9.9)    $10.1
Deferred....................................................    (40.5)      65.0      44.3
                                                              -------     ------     -----
                                                              $  61.0     $ 55.1     $54.4
                                                              =======     ======     =====

    A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows (in millions):

YEAR ENDED DECEMBER 31                                          2000       1999       1998
----------------------                                        --------   --------   --------
Expected income tax expense.................................  $  66.1     $ 54.3     $62.6
Increase (decrease) in income taxes resulting from:
  Nontaxable investment income..............................     (2.7)      (2.2)     (2.1)
  Reduction in deferred tax asset valuation allowance.......     (9.4)      (2.3)    (10.6)
  Amortization of goodwill and other intangible assets......      7.3        4.2       3.8
  State taxes, net of federal tax benefit...................      3.2        0.4       0.7
  Prior year's tax adjustment...............................     (6.0)        --        --
  Other, net................................................      2.5        0.7        --
                                                              -------     ------     -----
Income tax expense..........................................  $  61.0     $ 55.1     $54.4
                                                              =======     ======     =====

    The components of deferred federal income taxes are as follows (in millions):

DECEMBER 31                                                     2000       1999
-----------                                                   --------   --------
Deferred tax assets:
  Policyholder balances.....................................  $  65.6    $  85.2
  Guaranty fund expense.....................................      2.3        2.1
  Deferred compensation and other benefit plans.............     15.0       18.8
  Net operating loss carryforwards..........................     22.6       24.1
  Distribution fees.........................................     33.9       25.9
  Net unrealized capital losses.............................     22.6      111.2
  Other.....................................................      3.4        7.9
                                                              -------    -------
  Total deferred tax assets.................................    165.4      275.2
  Less: valuation allowance.................................     (9.7)    (109.9)
                                                              -------    -------
    Net deferred tax assets.................................    155.7      165.3
                                                              -------    -------
Deferred tax liabilities:
  Deferred policy acquisition costs.........................   (160.1)    (231.3)
  Excess of book over tax basis of investments..............    (72.8)    (120.0)
  Deferred revenue..........................................    (35.7)     (33.7)
  Separate account assets...................................     (2.5)      (5.8)
  Amortization of deferred distribution costs...............    (50.6)     (49.0)
  Other.....................................................     (9.5)      (9.6)
                                                              -------    -------
    Total deferred tax liabilities..........................   (331.2)    (449.4)
                                                              -------    -------
    Net deferred tax liability..............................  $(175.5)   $(284.1)
                                                              =======    =======

    As of December 31, 2000, the Company had Federal net operating loss carryforwards related to certain of the Company's non-insurance operations of $59.7 million, which expire through 2019. As of December 31, 2000, the Company also had $3.2 million of purchased Federal net operating loss carryforwards, which expire through 2006, relating to an acquisition in its insurance operations. Utilization of these loss carryforwards is limited to use against future profits in a component of the Company's insurance operations. The Company believes that it is more likely than not that it will realize the benefit of the deferred tax asset related to its Federal net operating loss carryforwards.

    As of December 31, 2000, the Company had $54.7 million of unrealized capital losses related to its insurance operations in its available for sale portfolio. Under the tax law, utilization of these capital losses, when realized, is limited to use against future capital gains. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2000, the valuation allowance in stockholders' equity is $9.7 million. Reversal of the prior year's balance through stockholders equity in 2000 was the result of changes in market value. In addition, the Company released $9.4 million of the valuation allowance through operating earnings during 2000 as a result of additional partnership capital gains which caused a change in judgement regarding the realizability of the applicable deferred tax asset.

    Income taxes paid (refunded) were $52.7 million, $(6.2) million and $27.6 million in 2000, 1999 and 1998, respectively.

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    The Series A Redeemable Convertible Preferred Stock, which has a $50 face value, has an annual cumulative cash dividend rate of $2.875 per share and is convertible into shares of Company common stock at a rate of 1.58385 for each share of such preferred stock. Effective March 24, 2000, and for the five year period ending March 24, 2005, the preferred stock is redeemable at the option of the Company at a declining premium over face value. On March 24, 2005, the Company must redeem the preferred stock. In addition, for the sixty-day period after March 24, 2000, holders of the preferred stock had an option to put such preferred stock at face value plus cumulative unpaid dividends and holders of approximately 111,000 shares of preferred stock exercised this option. Each share of preferred stock is entitled to that number of votes equal to the number of common shares into which it is convertible. The difference between the face value of the preferred stock and its fair value at the time of its issuance has been added to the carrying value of the preferred stock ratably over a five year period ending in March of 2000 by a direct charge to retained earnings.

8. RETIREMENT PLANS

    The Company maintains a noncontributory defined benefit pension plan (the "Plan") covering its employees (except employees of LFG and Stein Roe, who participate in separate profit sharing plans, and except employees of Crabbe Huson, Independent, Progress and Wanger). It is the Company's practice to fund amounts for the Plan sufficient to meet the minimum requirements of the Employee Retirement Income Security Act of 1974. Additional amounts are contributed from time to time when deemed appropriate by the Company. Under the Plan, all employees are vested after five years of service. Benefits are based on years of service, the employee's average pay for the highest five consecutive years during the last ten years of employment and the employee's estimated social security retirement benefit. The Company also has an unfunded nonqualified Supplemental Pension Plan (collectively with the Plan, the "Plans") to replace benefits lost due to limits imposed on Plan benefits under the Internal Revenue Code. Plan assets consist of investments in certain Company-sponsored mutual funds.

    The following table sets forth the Plans' funded status (in millions) as of December 31, 2000 and 1999.

DECEMBER 31                                                     2000       1999
-----------                                                   --------   --------
Change in benefit obligation
  Benefit obligation at beginning of year...................   $31.5      $32.8
  Service cost..............................................     1.5        2.1
  Interest cost.............................................     2.6        2.4
  Actuarial loss (gain).....................................     1.2       (4.9)
  Benefits paid.............................................    (1.0)      (0.9)
                                                               -----      -----
  Benefit obligation at end of year.........................   $35.8      $31.5
                                                               =====      =====
Change in plan assets
  Fair value of plan assets at beginning of year............   $19.2      $16.1
  Actual return on plan assets..............................     0.1        2.7
  Employer contribution.....................................     1.2        1.3
  Benefits paid.............................................    (1.0)      (0.9)
                                                               -----      -----
  Fair value of plan assets at end of year..................   $19.5      $19.2
                                                               =====      =====
Projected benefit obligation in excess of the plans'
  assets....................................................   $16.3      $12.3
Unrecognized net actuarial (loss) gain......................    (0.6)       2.1
Prior service cost not yet recognized in net periodic
  pension cost..............................................    (1.1)      (1.4)
                                                               -----      -----
Accrued pension cost........................................   $14.6      $13.0
                                                               =====      =====

    Pension cost includes the following components (in millions):

YEAR ENDED DECEMBER 31                                          2000       1999       1998
----------------------                                        --------   --------   --------
Service cost benefits earned during the period..............    $1.5       $2.1       $1.8
Interest cost on projected benefit obligation...............     2.6        2.4        2.1
Expected return on plan assets..............................    (1.6)      (1.4)      (1.2)
Net amortization and deferred amounts.......................     0.4        0.7        0.4
                                                                ----       ----       ----
Total net periodic pension cost.............................    $2.9       $3.8       $3.1
                                                                ====       ====       ====

    The assumptions used to develop the actuarial present value of the projected benefit obligation and the expected long-term rate of return on plan assets are as follows:

YEAR ENDED DECEMBER 31                                          2000       1999       1998
----------------------                                        --------   --------   --------
Discount rate...............................................    7.75%      7.75%      6.75%
Rate of increase in compensation level......................    4.50%      4.50%      4.75%
Expected long-term rate of return on assets.................    9.00%      9.00%      9.00%

    The Company provides various other funded and unfunded defined contribution plans, which include savings and investment plans and supplemental savings plans. Expenses related to these defined contribution plans totaled
$9.8 million, $9.3 million and $9.5 million in 2000, 1999 and 1998, respectively.

9. STOCKHOLDERS' EQUITY

    The Company has two stock-based compensation plans, the 1990 Stock Option Plan (the "1990 Plan") and the 1995 Stock Incentive Plan (the "1995 Plan"). The 1990 Plan provided for grants of incentive and nonqualified stock options, which were issued from 1990 through 1994. The 1995 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, nonvested stock, unrestricted stock and performance shares, as well as cash and other awards. To date, only stock options and nonvested stock have been granted under the 1995 Plan. For any year, the Company may issue awards under the 1995 Plan providing for the issuance of not more than two percent of the total number of shares outstanding as of December 31 of the preceding year, subject to certain adjustments and to certain carryovers for expired and forfeited awards.

    All options granted under the 1990 Plan were granted at a price not less than the fair market value of the Company's Common Stock (determined by the valuation provisions of the 1990 Plan). All options granted under the 1995 Plan have been granted at the market price of the Company's Common Stock on the grant date. All granted options provide for vesting in four equal annual installments, beginning one year after the date of grant, and expire 10 years after the grant date.

    In April 1997, the Company began to award nonvested stock under the 1995 Plan. The nonvested shares issued to employees vest generally after the end of six years. Such vesting date may accelerate if the Company achieves certain stock price performance targets. Upon termination of employment, any nonvested shares would generally be forfeited. The Company recorded $1.3 million, $1.4 million and $1.0 million in compensation expense related to nonvested stock in 2000, 1999 and 1998 respectively.

    In the event of a change of control of the Company, unvested options will vest and nonvested stock will vest if the stock price performance targets are achieved.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. As provided for under SFAS 123, the fair value for these options was estimated using a Black-Scholes option pricing model with the following assumptions: risk free interest rate: 4.99% for 2000, 6.46% for 1999 and 4.68% for 1998; dividend yield: 1.60% for 2000, 1.64% for 1999 and 1.22% for 1998;
expected volatility of the market price of the Company's Common Stock: 29.9% for 2000, 26.0% for 1999 and 23.2% for 1998; and the weighted average life of the options: 6 years for all three periods.

    For pro forma disclosure purposes, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma information follows (in millions, except for earnings per share information):

YEAR ENDED DECEMBER 31                                          2000       1999       1998
----------------------                                        --------   --------   --------
Income before extraordinary item............................   $125.3     $96.0      $120.6
Extraordinary loss on extinguishment of debt, net of tax....       --        --        (9.7)
                                                               ------     -----      ------
Net income..................................................   $125.3     $96.0      $110.9
                                                               ======     =====      ======
Net income per share--basic:
  Income before extraordinary item..........................   $ 2.60     $2.04      $ 2.64
  Extraordinary loss on extinguishment of debt, net of
    tax.....................................................       --        --       (0.21)
                                                               ------     -----      ------
  Net income................................................   $ 2.60     $2.04      $ 2.43
                                                               ======     =====      ======
Net income per share--assuming dilution:
  Income before extraordinary item..........................   $ 2.56     $2.00      $ 2.55
  Extraordinary loss on extinguishment of debt, net of
    tax.....................................................       --        --       (0.21)
                                                               ------     -----      ------
  Net income................................................   $ 2.56     $2.00      $ 2.34
                                                               ======     =====      ======

    A summary of the stock option activity, and related information for the years ended December 31 follows (in thousands, except price data):

                                                      2000                  1999                  1998
                                               -------------------   -------------------   -------------------
                                                          WEIGHTED              WEIGHTED              WEIGHTED
                                                          AVERAGE               AVERAGE               AVERAGE
                                                          EXERCISE              EXERCISE              EXERCISE
                                               OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                               --------   --------   --------   --------   --------   --------
Outstanding--beginning of year...............   3,726      $22.93      3,729     $21.72      4,038     $16.31
Granted......................................     786       18.19        788      24.52        627      36.92
Exercised....................................    (775)      14.99       (459)     12.65       (936)      8.58
Forfeited....................................    (664)      25.28       (332)     27.34         --         --
                                                -----      ------     ------     ------     ------     ------
Outstanding--end of year.....................   3,073      $23.21      3,726     $22.93      3,729     $21.72
                                                =====      ======     ======     ======     ======     ======
Exercisable--end of year.....................   1,733      $23.31      2,132     $19.09      2,051     $15.72
                                                =====      ======     ======     ======     ======     ======
Weighted-average fair value of options
  granted during year........................   $5.96                 $ 8.12                $10.62
                                                =====                 ======                ======

    Exercise prices for options outstanding as of December 31, 2000 ranged from $6.90 to $38.94. The weighted-average remaining contractual life of these options is 6.95 years.

10. NET INCOME PER SHARE

    The following table sets forth the computation of net income per share--basic and net income per share--assuming dilution:

YEAR ENDED DECEMBER 31                                    2000          1999          1998
----------------------                                 -----------   -----------   -----------
Numerator (in millions)
  Income before extraordinary item...................  $     127.6   $      99.3   $     124.5
  Less: preferred stock dividends....................         (0.8)         (0.9)         (0.9)
                                                       -----------   -----------   -----------
  Numerator for income per share--basic--income
    before extraordinary item available to common
    stockholders.....................................        126.8          98.4         123.6
  Extraordinary loss on extinguishment of debt, net
    of tax...........................................           --            --          (9.7)
                                                       -----------   -----------   -----------
  Numerator for net income per share--basic--net
    income available to common stockholders..........  $     126.8   $      98.4   $     113.9
                                                       ===========   ===========   ===========

  Income available to common stockholders............  $     126.8   $      98.4   $     123.6
  Plus: income impact of assumed conversions
    Preferred stock dividends........................          0.8           0.9           0.9
                                                       -----------   -----------   -----------
  Numerator for income per share--assuming dilution--
    income before extraordinary item available to
    common stockholders after assumed conversions....        127.6          99.3         124.5
  Extraordinary loss on extinguishment of debt, net
    of tax...........................................           --            --          (9.7)
                                                       -----------   -----------   -----------
  Numerator for net income per share--assuming
    dilution--net income available to common
    stockholders after assumed conversions...........  $     127.6   $      99.3   $     114.8
                                                       ===========   ===========   ===========
Denominator
  Denominator for basic--weighted average shares.....   47,834,973    46,719,223    45,330,561
                                                       -----------   -----------   -----------
  Effect of dilutive securities:
    Employee stock options...........................      654,142       679,210     1,521,333
    Convertible preferred stock......................      414,703       514,370       515,657
                                                       -----------   -----------   -----------
  Dilutive potential common shares...................    1,068,845     1,193,580     2,036,990
                                                       -----------   -----------   -----------
  Denominator for assuming dilution..................   48,903,818    47,912,803    47,367,551
                                                       ===========   ===========   ===========
Net income per share--basic:
  Income before extraordinary item...................  $      2.65   $      2.11   $      2.72
  Extraordinary loss on extinguishment of debt, net
    of tax...........................................           --            --         (0.21)
                                                       -----------   -----------   -----------
  Net income.........................................  $      2.65   $      2.11   $      2.51
                                                       ===========   ===========   ===========
Net income per share--assuming dilution:
  Income before extraordinary item...................  $      2.61   $      2.07   $      2.63
  Extraordinary loss on extinguishment of debt, net
    of tax...........................................           --            --         (0.21)
                                                       -----------   -----------   -----------
  Net income.........................................  $      2.61   $      2.07   $      2.42
                                                       ===========   ===========   ===========

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used by the Company in determining fair values of financial instruments:

    FIXED MATURITIES AND EQUITY SECURITIES: Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturities not actively traded, the fair values are determined using values from independent pricing services, or, in the case of private placements, are determined by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the securities. The fair values for equity securities are based on quoted market prices. Financial information for investments in private equity limited partnerships is obtained directly from such entities on a periodic basis.

    POLICY LOANS:  The carrying value of policy loans approximates fair value.

    OTHER INVESTED ASSETS: The fair values for other invested assets are generally based on quoted market prices.

    NOTE RECEIVABLE: The fair value of the note receivable, which is included in other assets on the balance sheet, is estimated using discounted cash flow analysis.

    CASH AND CASH EQUIVALENTS: The carrying value of cash and cash equivalents approximates fair value.

    POLICYHOLDER BALANCES: Deferred annuity contracts are assigned fair value equal to current net surrender value. Annuitized contracts are valued based on the present value of the future cash flows at current pricing rates.

    NOTES PAYABLE: The fair value of the Company's notes payable are either estimated based on quoted market prices or using discounted cash flow analyses based on the Company's incremental borrowing rate.

    The fair values and carrying values of the Company's financial instruments are as follows (in millions):

                                                         2000                    1999
                                                 ---------------------   ---------------------
                                                 CARRYING      FAIR      CARRYING      FAIR
DECEMBER 31                                        VALUE       VALUE       VALUE       VALUE
-----------                                      ---------   ---------   ---------   ---------
Assets:
  Fixed maturity securities....................  $10,668.3   $10,668.3   $10,516.1   $10,516.1
  Equity securities............................       76.4        76.4        37.9        37.9
  Policy loans.................................      620.8       620.8       599.5       599.5
  Other invested assets........................      866.9       893.3     1,041.6     1,145.1
  Note receivable..............................       30.0        30.0          --          --
  Cash and cash equivalents....................    1,891.0     1,891.0     1,232.6     1,232.6
Liabilities:
  Policyholder balances........................    9,850.9     9,460.3    10,015.1     9,306.8
  Notes payable................................      763.2       747.3       552.0       531.7

12. SEGMENT INFORMATION

    The Company has two reportable segments: annuity and asset management. Annuity operations relate principally to the issuance of fixed, indexed and variable annuity products and a closed block of investment-oriented life insurance products. Asset management includes mutual funds, private capital management and institutional asset management. The Company evaluates performance based on earnings before non-operating items and income taxes. The Company's reportable segments offer different products and are each managed separately. Information by reported segment for 2000, 1999 and 1998 is shown below (in millions):

YEAR ENDED DECEMBER 31                                          2000       1999       1998
----------------------                                        --------   --------   --------
Statement of Operations Data
Revenues (excluding net realized investment gains and
  losses):
  Annuity:
    Unaffiliated............................................  $  949.4   $  877.0   $  870.1
    Intersegment............................................     (17.4)     (14.0)     (10.5)
                                                              --------   --------   --------
    Total annuity...........................................     932.0      863.0      859.6
                                                              --------   --------   --------
  Asset management:
    Unaffiliated............................................     408.6      383.9      344.5
    Intersegment............................................      17.4       14.0       10.5
                                                              --------   --------   --------
    Total asset management..................................     426.0      397.9      355.0
                                                              --------   --------   --------
    Total revenues (excluding net realized investment gains
      and losses)...........................................  $1,358.0   $1,260.9   $1,214.6
                                                              ========   ========   ========
Income before income taxes and extraordinary item:
  Annuity:
    Income before amortization of intangible assets.........  $  197.7   $  179.0   $  155.2
    Amortization of intangible assets.......................      (1.2)      (1.2)      (1.3)
                                                              --------   --------   --------
      Subtotal annuity......................................     196.5      177.8      153.9
                                                              --------   --------   --------
  Asset management:
    Income before amortization of intangible assets.........      80.3       85.8       77.0
    Amortization of intangible assets.......................     (23.1)     (18.9)     (13.8)
                                                              --------   --------   --------
      Subtotal asset management.............................      57.2       66.9       63.2
                                                              --------   --------   --------
  Other:
    Loss before amortization of intangible assets...........     (47.0)     (47.9)     (40.4)
    Amortization of intangible assets.......................        --       (0.2)      (0.2)
                                                              --------   --------   --------
      Subtotal other........................................     (47.0)     (48.1)     (40.6)
                                                              --------   --------   --------
  Income before non-operating items, income taxes and
    extraordinary item......................................     206.7      196.6      176.5
  Net realized investment gains (losses)....................     (47.5)     (42.2)       2.4
  Gain on sale of Private Capital Management................      27.6         --         --
  Net change in unrealized and undistributed gains in
    private equity limited partnerships.....................      31.6         --         --
  Restructuring.............................................     (18.7)        --         --
  Special compensation plan.................................     (11.1)        --         --
                                                              --------   --------   --------
    Pretax income...........................................  $  188.6   $  154.4   $  178.9
                                                              ========   ========   ========

DECEMBER 31                                                     2000        1999
-----------                                                   ---------   ---------
Balance Sheet Data
Identifiable Assets:
  Annuity...................................................  $19,007.4   $17,460.6
  Asset management..........................................      929.3       643.4
  Other.....................................................      214.0       268.5
                                                              ---------   ---------
    Total consolidated assets...............................  $20,150.7   $18,372.5
                                                              =========   =========

    All revenues are attributed to the United States. All long-lived assets are located in the United States.

13. QUARTERLY FINANCIAL DATA, IN MILLIONS, EXCEPT PER SHARE AMOUNTS (UNAUDITED)

QUARTER ENDED 2000                               MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
------------------                               --------   --------   ------------   -----------
Investment income..............................  $ 205.9    $ 216.4      $ 214.1        $ 225.9
Interest credited to policyholders.............   (127.3)    (133.2)      (135.8)        (143.3)
                                                 -------    -------      -------        -------
Investment spread..............................     78.6       83.2         78.3           82.6
Net realized investment losses.................     (3.9)     (12.9)       (20.8)          (9.9)
Gain on sale of Private Capital Management.....       --         --           --           27.6
Net change in unrealized and undistributed
  gains in private equity limited
  partnerships.................................     15.0        7.5          5.9            3.2
Fee income.....................................    121.4      119.0        121.0          134.3
Pretax income..................................     62.4       47.7         27.3           51.2
Net income.....................................     39.4       29.0         22.1           37.1
Net income per share--basic....................     0.83       0.60         0.46           0.76
Net income per share--assuming dilution........     0.82       0.60         0.45           0.74

QUARTER ENDED 1999                               MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
------------------                               --------   --------   ------------   -----------
Investment income..............................  $ 206.2    $ 197.1      $ 197.9        $ 209.1
Interest credited to policyholders.............   (134.8)    (129.4)      (131.3)        (131.1)
                                                 -------    -------      -------        -------
Investment spread..............................     71.4       67.7         66.6           78.0
Net realized investment losses.................     (3.1)     (11.6)       (12.7)         (14.8)
Fee income.....................................    108.8      113.0        114.9          113.9
Pretax income..................................     44.0       36.0         37.1           37.3
Net income.....................................     27.4       23.3         24.6           24.0
Net income per share--basic....................     0.59       0.49         0.52           0.51
Net income per share--assuming dilution........     0.58       0.49         0.51           0.50

14.  STATUTORY INFORMATION

    Keyport is domiciled in Rhode Island and prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the State of Rhode Island Insurance Department. Statutory surplus and statutory net income differ from shareholder's equity and net income reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, policy liabilities are based on different assumptions, and income tax expense reflects only taxes paid or currently payable. Keyport's statutory surplus and net income are as follows (in millions):

YEAR ENDED DECEMBER 31                                          2000       1999       1998
----------------------                                        --------   --------   --------
Statutory surplus...........................................   $805.2     $877.8     $790.9
Statutory net income (loss).................................   $ (5.9)    $116.3     $ 98.9

15.  OTHER TRANSACTIONS WITH AFFILIATED COMPANIES

    Liberty Mutual from time to time provides management, legal, audit and financial services to the Company. Reimbursements to Liberty Mutual for these services totaled $3.5 million, $0.6 million and $0.6 million in 2000, 1999 and 1998, respectively. These reimbursements are based on direct and indirect costs incurred by Liberty Mutual and are allocated to the Company primarily based upon the amount of time spent by Liberty Mutual's employees on the Company's behalf. The Company believes that this allocation methodology is reasonable.

    Regulatory authorities permit dividend payments from Keyport to the Company up to the lesser of (i) 10% of statutory surplus as of the preceding
December 31 or (ii) the net gain from operations for the preceding fiscal year. Keyport could pay dividends of up to $38.4 million in 2001 without the approval of the Commissioner of Insurance of the State of Rhode Island. Keyport paid dividends of $10.0 million during 2000.

16. COMMITMENTS AND CONTINGENCIES

    LEASES: The Company leases data processing equipment, furniture and certain office facilities from others under operating leases expiring in various years through 2009. Rental expense amounted to $22.8 million, $19.7 million and $16.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. For each of the next five years, and in the aggregate, as of December 31, 2000, the following are the minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year (in millions):

YEAR                                                          PAYMENTS
----                                                          --------
2001........................................................   $24.5
2002........................................................    24.2
2003........................................................    23.3
2004........................................................    21.4
2005........................................................    20.8
Thereafter..................................................    36.7

    LEGAL MATTERS: The Company is involved at various times in litigation common to its business. In the opinion of management, the resolution of any such litigation is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

    REGULATORY MATTERS: Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2000 and 1999, the reserve for such assessments was $6.7 million and $5.9 million, respectively.

    OTHER: On November 1, 2001, the Company announced that it has retained the investment banking firm of Credit Suisse First Boston Corporation to review its strategic alternatives, including a possible sale of the Company.

17.  GAIN ON SALE OF PRIVATE CAPITAL MANAGEMENT

    On December 29, 2000, the Company completed the sale of the Private Capital Management ("PCM") division of Stein Roe & Farnham Incorporated, to the current PCM management team and an outside investor group. The sale price of $40.0 million consisted of $10.0 million in cash and a $30.0 million 12% note receivable due over five years. The Company recognized a gain of approximately $27.6 million, $13.2 million after tax, for the year-ended December 31, 2000.

18.  RESTRUCTURING CHARGES

    Restructuring charges in 2000 of $18.7 million consist of severance and other expenses. The restructuring charges primarily relate to two initiatives, streamlining the Company's mutual fund product offerings and centralizing corporate functions. The first initiative followed an in-depth analysis of the Company's mutual fund and variable annuity products and considered the Wanger acquisition, which brought additional scale and products to the Company's mutual fund product offerings. As a result of this analysis, the Company merged 16 mutual funds into other Liberty funds and has liquidated 4 other funds. The second initiative involves centralizing the finance, human resources, legal and compliance, and communications functional areas. Previously, these functions were managed independently in each operating company. The functional centralization process began in August of 2000 and the Company anticipates that it will be fully implemented by the end of 2001.

19.  SPECIAL COMPENSATION PLAN

    Special compensation plan expense in 2000 of $11.1 million relates to the Company's announcement on November 1, 2000 that it has retained the investment banking firm of Credit Suisse First Boston Corporation to review its strategic initiatives, including a possible sale of the Company. To help retain its employees during the strategic review, the Company implemented a special compensation plan that provides cash retention bonuses to substantially all employees. The retention bonuses are generally based on employees' base salary and/or target incentive compensation amounts, except for sales personnel where retention bonuses are based on sales. The estimated maximum cost of the retention bonuses, assuming all covered employees remain with the Company, is approximately $158.0 million with fifty percent payable on November 1, 2001 and the remainder payable on April 1, 2002. In the event of a change of control of the Company that occurs prior to November 1, 2001, the payments would be accelerated and the retention bonus amount would be reduced, subject to a minimum. The estimated minimum retention bonus is approximately $91.0 million and would be recognized if a change of control occurs prior to May 14, 2001. The amount of the retention bonus increases from the minimum on May 14, 2001 to the maximum on October 31, 2001. In calculating the 2000 expense of $11.1 million, a turnover rate of 15% was assumed.

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Liberty Financial Companies, Inc.

    We have audited the accompanying consolidated balance sheets of Liberty Financial Companies, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Financial Companies, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                        /s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 29, 2001

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

3.  Exhibits

    The exhibits filed as part of this Report are listed on the Exhibit Index immediately following the financial statement schedules included in this Report. The following exhibits are management contracts or compensatory plans or arrangements: 10.4 through 10.12.1 and 10.34 through 10.36.3.

(b) Reports on Form 8-K.

    On November 1, 2000, the Company filed a Current Report on form 8-K pursuant to which the Company stated that it had issued a press release stating that it had retained CS First Boston to help explore strategic alternatives, including the possible sale of the Company. The Company added that, because the strategic review was then ongoing, it could not speculate on the outcome, and there is no assurance that any transaction will be completed. The report also stated that the Company would have no further public comment on this subject until the Company and CS First Boston complete the review.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston and the Commonwealth of Massachusetts on March 27, 2001.

                                                             LIBERTY FINANCIAL COMPANIES, INC.

                                                       By:  /s/ GARY L. COUNTRYMAN
                                                            -----------------------------------------
                                                            Gary L. Countryman
                                                            Chief Executive Officer, President and
                                                            Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates stated.

                      SIGNATURE                                  TITLE                   DATE
                      ---------                                  -----                   ----
               /s/ GARY L. COUNTRYMAN
     -------------------------------------------       Chief Executive Officer,     March 27, 2001
                 Gary L. Countryman                      President and Director

                                                       Senior Vice President and
                /s/ J. ANDREW HILBERT                    Chief Financial Officer
     -------------------------------------------         (Principal Financial       March 27, 2001
                  J. Andrew Hilbert                      and Accounting Officer)

               /s/ GERALD E. ANDERSON
     -------------------------------------------       Director                     March 27, 2001
                 Gerald E. Anderson

               /s/ MICHAEL J. BABCOCK
     -------------------------------------------       Director                     March 27, 2001
                 Michael J. Babcock

                /s/ CHARLES I. CLOUGH
     -------------------------------------------       Director                     March 27, 2001
                  Charles I. Clough

               /s/ WILLIAM F. CONNELL
     -------------------------------------------       Director                     March 27, 2001
                 William F. Connell

               /s/ PAUL J. DARLING, II
     -------------------------------------------       Director                     March 27, 2001
                 Paul J. Darling, II

                 /s/ JOHN P. HAMILL
     -------------------------------------------       Director                     March 27, 2001
                   John P. Hamill

                 /s/ MARIAN L. HEARD
     -------------------------------------------       Director                     March 27, 2001
                   Marian L. Heard

                 /s/ EDMUND F. KELLY
     -------------------------------------------       Director                     March 27, 2001
                   Edmund F. Kelly

                      SIGNATURE                                  TITLE                   DATE
                      ---------                                  -----                   ----
                  /s/ THOMAS J. MAY
     -------------------------------------------       Director                     March 27, 2001
                    Thomas J. May

                  /s/ RAY B. MUNDT
     -------------------------------------------       Director                     March 27, 2001
                    Ray B. Mundt

                 /s/ KENNETH L. ROSE
     -------------------------------------------       Director                     March 27, 2001
                   Kenneth L. Rose

                /s/ GLENN P. STREHLE
     -------------------------------------------       Director                     March 27, 2001
                  Glenn P. Strehle

                                   SCHEDULE I
                       LIBERTY FINANCIAL COMPANIES, INC.
                             SUMMARY OF INVESTMENTS
                                 (IN MILLIONS)

                                                                    DECEMBER 31, 2000
                                                          --------------------------------------
                                                          AMORTIZED                BALANCE SHEET
                                                            COST      FAIR VALUE      AMOUNT
                                                          ---------   ----------   -------------
TYPE OF INVESTMENT

Fixed maturity securities:
  U.S. Treasury securities and obligations of U.S.
    government corporations and agencies................  $   933.3   $   945.7      $   945.7
  Foreign governments...................................      102.2       102.6          102.6
  Corporate and other securities........................    7,289.8     7,159.9        7,159.9
  Mortgage backed securities............................    2,403.2     2,460.1        2,460.1
                                                          ---------   ---------      ---------
      Total fixed maturity securities...................   10,728.5    10,668.3       10,668.3

Equity securities:
  Common stocks:
    Industrial, miscellaneous and all other.............       71.5        76.4           76.4
  Policy loans..........................................      620.8       620.8          620.8
  Other long-term investments...........................      866.9       893.3          866.9
                                                          ---------   ---------      ---------
      Total investments.................................  $12,287.7   $12,258.8      $12,232.4
                                                          =========   =========      =========

                                  SCHEDULE II

                       LIBERTY FINANCIAL COMPANIES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                 BALANCE SHEETS

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Assets:
  Investments...............................................  $     --   $  147.1
  Cash and cash equivalents.................................      36.2       81.0
  Investments in subsidiaries...............................   2,056.6    1,368.6
  Notes receivable -- subsidiaries..........................      34.1       31.5
  Accounts receivable -- subsidiaries.......................      20.8       17.0
  Other assets..............................................      80.6       63.0
                                                              --------   --------
                                                              $2,228.3   $1,708.2
                                                              ========   ========

Liabilities:
  Notes payable to affiliates...............................  $  200.0   $     --
  Notes payable.............................................     455.2      447.0
  Accounts payable and accrued expenses.....................     114.7       59.3
                                                              --------   --------
                                                                 769.9      506.3
                                                              ========   ========

Redeemable convertible preferred stock......................      10.7       16.0
                                                              --------   --------

Stockholders' Equity:
  Common stock..............................................       0.5        0.5
  Additional paid-in capital................................     949.1      923.0
  Retained earnings.........................................     532.4      425.2
  Accumulated other comprehensive loss......................     (30.6)    (158.1)
  Unearned compensation.....................................      (3.7)      (4.7)
                                                              --------   --------
      Total stockholders' equity............................   1,447.7    1,185.9
                                                              --------   --------
                                                              $2,228.3   $1,708.2
                                                              ========   ========

                                  SCHEDULE II

                       LIBERTY FINANCIAL COMPANIES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                               INCOME STATEMENTS

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Interest expense, net.......................................  $ (24.4)    $(16.7)    $ (2.6)
Realized investment gains (losses)..........................      2.7       (0.7)       0.3
Operating expenses..........................................    (47.1)      (0.6)      (0.6)
                                                              -------     ------     ------
Loss before income taxes....................................    (68.8)     (18.0)      (2.9)
Benefit for income taxes....................................     30.3        5.1        7.5
Equity in net income of subsidiaries........................    166.1      112.2      119.9
                                                              -------     ------     ------
Income before extraordinary item............................    127.6       99.3      124.5
Extraordinary loss on extinguishment of debt, net of tax....       --         --       (9.7)
                                                              -------     ------     ------
Net income..................................................  $ 127.6     $ 99.3     $114.8
                                                              =======     ======     ======
Net income per share -- basic:
  Income before extraordinary item..........................  $  2.65     $ 2.11     $ 2.72
                                                              =======     ======     ======
  Net income................................................  $  2.65     $ 2.11     $ 2.51
                                                              =======     ======     ======
Net income per share -- assuming dilution:
  Income before extraordinary item..........................  $  2.61     $ 2.07     $ 2.63
                                                              =======     ======     ======
  Net income................................................  $  2.61     $ 2.07     $ 2.42
                                                              =======     ======     ======

See notes to Consolidated Financial Statements incorporated herein by reference.

                       LIBERTY FINANCIAL COMPANIES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 (IN MILLIONS)

                            STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................   $127.6     $ 99.3     $114.8
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Extraordinary loss on extinguishment of debt, net of
      tax...................................................       --         --        9.7
    Equity in net income of subsidiaries....................   (166.1)    (112.2)    (119.9)
    Net change in accounts receivable--subsidiaries,
      other assets and accounts payable.....................     41.9       33.0       13.7
                                                               ------     ------     ------
  Net cash provided by operating activities.................      3.4       20.1       18.3
                                                               ------     ------     ------

Cash flows from investing activities:
  Change in investments available for sale..................    147.1     (157.7)        --
  Acquisitions, net of cash acquired........................   (274.2)        --      (94.7)
  Capital contributions to subsidiaries.....................   (150.0)    (131.6)     (29.1)
                                                               ------     ------     ------
  Net cash used in investing activities.....................   (277.1)    (289.3)    (123.8)
                                                               ------     ------     ------
Cash flows from financing activities:
  Change in notes payable to affiliates.....................    200.0         --     (244.0)
  Change in notes receivable from subsidiaries..............     (2.6)     120.6      (13.0)
  Change in notes payable...................................      8.2        0.1      446.9
  Exercise of stock options.................................      9.0        5.5        7.4
  Dividends, net............................................     19.8       43.6       69.2
  Redemption of preferred stock.............................     (5.5)        --         --
                                                               ------     ------     ------
  Net cash provided by financing activities.................    228.9      169.8      266.5
                                                               ------     ------     ------
Increase (decrease) in cash and cash equivalents............    (44.8)     (99.4)     161.0
Cash and cash equivalents at beginning of year..............     81.0      180.4       19.4
                                                               ------     ------     ------
Cash and cash equivalents at end of year....................   $ 36.2     $ 81.0     $180.4
                                                               ======     ======     ======

See Notes to Consolidated Financial Statements incorporated herein by reference.

                                  SCHEDULE III

                       LIBERTY FINANCIAL COMPANIES, INC.

                      SUPPLEMENTARY INSURANCE INFORMATION

                                 (IN MILLIONS)

                      THREE YEARS ENDED DECEMBER 31, 2000

         COLUMN A                COLUMN B              COLUMN C         COLUMN D          COLUMN E
         --------                --------              --------         --------          --------
                                                 POLICYHOLDER ACCOUNT              POLICY CONTRACT CLAIMS
                              DEFERRED POLICY    BALANCES AND FUTURE    UNEARNED         AND OTHER
                             ACQUISITION COSTS     POLICY BENEFITS      PREMIUMS    POLICYHOLDERS' FUNDS
December 31, 2000
Interest sensitive
  products.................        $547.9             $11,845.9             N/A            $122.6
                                   ======             =========          ======            ======
December 31, 1999
Interest sensitive
  products.................        $739.2             $12,040.0             N/A            $ 69.6
                                   ======             =========          ======            ======
December 31, 1998
Interest sensitive
  products.................        $407.6             $12,446.0             N/A            $ 58.1
                                   ======             =========          ======            ======

            COLUMN A               COLUMN F     COLUMN G      COLUMN H        COLUMN I     COLUMN J    COLUMN K
            --------               --------     --------      --------        --------     --------    --------
                                                              INTEREST
                                                             CREDITED TO    AMORTIZATION
                                                            POLICYHOLDERS   OF DEFERRED
                                                  NET        AND POLICY        POLICY        OTHER
                                   INSURANCE   INVESTMENT   BENEFITS AND    ACQUISITION    OPERATING   PREMIUMS
                                   REVENUES      INCOME        CLAIMS          COSTS       EXPENSES    WRITTEN
December 31, 2000
Interest sensitive products......    $67.8       $862.3         $544.6         $116.0        $71.8       N/A
                                     =====       ======         ======         ======        =====       ===
December 31, 1999
Interest sensitive products......    $51.2       $810.3         $530.2         $ 97.4        $55.7       N/A
                                     =====       ======         ======         ======        =====       ===
December 31, 1998
Interest sensitive products......    $38.1       $820.9         $565.1         $ 77.4        $54.8       N/A
                                     =====       ======         ======         ======        =====       ===

                                 EXHIBIT INDEX

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
 3.1 (1)                Form of Restated Articles of Organization of the Company
 3.2 (1)                Form of Certificate of Designation of Series A Convertible
                        Preferred Stock of the Company
 3.3 (2)                Restated By-laws of the Company, as amended
 4.1 (1)                Form of Certificate for Common Stock of the Company
 4.2 (1)                Form of Certificate for Series A Convertible Preferred Stock
                        of the Company
 4.3 (3)                Form of Indenture between the Company and State Street Bank and Trust Company as Trustee
 4.4 (3)                Form of Senior Note
 10.1 (1)               Form of Intercompany Agreement between Liberty Mutual and
                        the Company
 10.2 (4)               Form of Registration Rights Agreement between Liberty Mutual and the Company
 10.3 (4)               Form of Tax Sharing Agreement between Liberty Mutual and the
                        Company
 10.4 (1)               Form of 1990 Stock Option Plan of the Company, together with amendments 1 and 2 thereto
 10.5 (9)               Form of Restated Savings and Investment Plan of the Company
 10.6 (1)               Form of Amended and Restated Supplemental Savings Plan of
                        the Company
 10.7 (1)               Form of Stein Roe Profit Sharing Plan and amendments thereto
 10.8 (9)               Form of Amended and Restated Pension Plan of the Company
 10.9 (1)               Form of Amended and Restated Supplemental Pension Plan of
                        the Company
 10.10 (5)              Form of Amended and Restated 1995 Stock Incentive Plan of
                        the Company
 10.11 (4)              Form of 1995 Employee Stock Purchase Plan of the Company
 10.12 (1)              Form of Deferred Compensation Plan of the Company
 10.12.1                Amendment to Deferred Compensation Plan of the Company
 10.16 (1)              Lease Agreement with respect to 600 Atlantic Avenue, Boston,
                        Massachusetts
 10.17 (1)              Lease Agreement with respect to 125 High Street, Boston,
                        Massachusetts, as amended
 10.17.1 (9)            Third and Fourth Amendments to 125 High Street Lease
 10.18 (1)              Lease Agreement with respect to One South Wacker Drive,
                        Chicago, Illinois, as amended
 10.20 (1)              Administrative Services Agreement dated as of June 9, 1993 between Liberty Life Assurance Company of Boston and Keyport
                        Life Insurance Company
 10.21 (6)              Lease Agreement with respect to One Financial Center,
                        Boston, Massachusetts
 10.23 (7)              Revolving Credit Agreement dated as of April 12, 1999 among
                        Liberty Funds Group LLC, Corporate Receivables Corporation,
                        Citibank, N.A. and Citicorp North America, Inc.
 10.23.1 (7)            Undertaking Agreement dated as of April 12, 1999 among the
                        Company, Colonial Management Associates, Inc., Newport Fund
                        Management, Inc., Crabbe Huson Group, Inc., Stein Roe &
                        Farnham Incorporated and Citicorp North America, Inc.
 10.23.2 (7)            Pledge and Security Agreement dated as of April 12, 1999
                        between Liberty Funds Distributor, Inc. and Citicorp North
                        America, Inc.
 10.23.3 (10)           Agreement of Amendment dated as of January 31, 2000 amending the Pledge and Security Agreement dated as of April 12, 1999
 10.30 (8)              Coinsurance Agreement between Fidelity and Guaranty Life
                        Insurance Company and Keyport Life Insurance Company, and
                        first and second amendments thereto
 10.31 (8)              Dividend Reinvestment Plan of the Company
 10.33                  Form of Reinsurance Agreement between Keyport Life Insurance
                        Company and RGA Reinsurance Company
 10.34                  Draft form of Liberty Financial Companies, Inc. and
                        Subsidiaries Commissioned Employee Severance and Retention
                        Plan

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
 10.35                  Draft form of Liberty Financial Companies, Inc. and
                        Subsidiaries Non-Commissioned Employee Severance and
                        Retention Plan
 10.36                  Wanger Profit Sharing and Savings Plan
 10.36.1                Amendment No. 1 to Wanger Profit Sharing and Savings Plan
 10.36.2                Amendment No. 2 to Wanger Profit Sharing and Savings Plan
 10.36.3                Amendment No. 3 to Wanger Profit Sharing and Savings Plan
 10.37 (11)             Loan Agreement dated as of September 28, 2000 between
                        Liberty Financial Companies, Inc. and Liberty Mutual
                        Insurance Company (the "Wanger Loan Agreement")
 10.37.1(12)            Form of Promissory Note issued pursuant to the Wanger Loan
                        Agreement
 12                     Statement re computation of ratios
 21                     Subsidiaries of the Company
 23                     Consent of Ernst & Young LLP

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

(5) Incorporated by reference to the same Exhibit Number in the Company's Registration Statement on Form S-3 (Registration Number 333-29315).

(6) Incorporated by reference to the same Exhibit Number in the Company's 1996 Annual Report on Form 10-K filed March 28, 1997.

(7) Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, in the Company's Quarterly Report on Form 10-Q filed May 14, 1999.

(8) Incorporated by reference to Prospectus contained in the Company's Registration Statement on Form S-3 (Registration Number 333-20067).

(9) Incorporated by reference to the same Exhibit Number in the Company's 1998 Annual Report on Form 10-K filed March 30, 1999.

(10) Incorporated by reference to the same Exhibit Number in the Company's 1999 Annual Report on Form 10-K filed March 30, 2000.

(11) Incorporated by reference to Exhibit Number 10.1 in the Company's Quarterly Report on Form 10-Q filed November 14, 2000.

(12) Incorporated by reference to Exhibit Number 10.2 in the Company's Quarterly Report on Form 10-Q filed November 14, 2000.