Form 10-K/A
period 2000-12-31
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 2001-04-27
CIK 936372

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of Common Stock held by non-affiliates of the registrant as of April 19, 2001 (based on the closing sale price of the Common Stock on the New York Stock Exchange on such date) was approximately
$624.1 million.

    There were 48,904,744 shares of the registrant's Common Stock, $.01 par value, and 213,242 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of April 19, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

    Liberty Financial Companies, Inc. ("Liberty Financial" or the "Company") is filing this Annual Report on Form 10-K/A as Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001 ("Form 10-K") for the purpose of (i) amending Part III of the Form 10-K by supplying the information required by Items 11 and 12, which Items had previously been incorporated by reference to the Company's Definitive Proxy Statement,
(ii) amending Item 13 of Part III and Item 14 of Part IV Note 15 of the Notes to Consolidated Financial Statements of the Form 10-K to add disclosure regarding a contingent liability in connection with an affiliate relationship, and
(iii) making conforming changes elsewhere in this Report.

                       LIBERTY FINANCIAL COMPANIES, INC.
       ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2000
                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                   --------
Part I

Item 1.              Business....................................................      2

Item 2.              Properties..................................................     20

Item 3.              Legal Proceedings...........................................     20

Item 4.              Submission of Matters to a Vote of Security Holders.........     20

Part II

Item 5.              Market for Registrant's Common Equity and Related
                     Stockholder Matters.........................................     21

Item 6.              Selected Financial Data.....................................     22

Item 7.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................     24

Item 7A.             Quantitative and Qualitative Disclosures About Market
                     Risk........................................................     37

Item 8.              Financial Statements and Supplementary Data.................     37

Item 9.              Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure....................................     37

Part III

Item 10.             Directors and Executive Officers of the Registrant..........     38

Item 11.             Executive Compensation......................................     40

Item 12.             Security Ownership of Certain Beneficial Owners and
                     Management..................................................     46

Item 13.             Certain Relationships and Related Transactions..............     48

Part IV

Item 14.             Exhibits, Financial Statement Schedules, and Reports on
                     Form 8-K....................................................     52

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
                                                               =====      =====      =====

    At April 19, 2001, approximately 70.01% of the combined voting power of Liberty Financial's voting stock was indirectly owned by Liberty Mutual Insurance Company ("Liberty Mutual").

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

    SPECIAL COMPENSATION PLAN expense in 2000 of $11.1 million relates to the Company's announcement on November 1, 2000 that it has retained the investment banking firm of Credit Suisse First Boston Corporation to review its strategic initiatives, including a possible sale of the Company. To help retain its employees during the strategic review, the Company implemented a special compensation plan that provides cash retention bonuses to substantially all employees. The retention bonuses are generally based on employees' base salary and/or target incentive compensation amounts, except for sales personnel where retention bonuses are based on sales. The estimated maximum cost of the retention bonuses, assuming all covered employees remain with the Company, is approximately $158.0 million with fifty percent payable on November 1, 2001 and the remainder payable on May 1, 2002. In the event of a change of control of the Company that occurs prior to November 1, 2001, the payments would be accelerated and the retention bonus amount would be reduced, subject to a minimum. The estimated minimum retention bonus is approximately $91.0 million and would be recognized if a change of control occurs prior to May 14, 2001. The amount of the retention bonus increases from the minimum on May 14, 2001 to the maximum on October 31, 2001. In calculating the 2000 expense of $11.1 million, a turnover rate of 15% was assumed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements and supplementary data are included under Item 14 of this Form 10-K beginning on page 52.

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

ITEM 11. EXECUTIVE COMPENSATION

                 EXECUTIVE COMPENSATION TABLES AND INFORMATION

    The tables that appear below, along with the accompanying text and footnotes, provide information on compensation and benefits for the named executive officers, in accordance with applicable SEC requirements. None of the named executive officers received perquisites during 2000 exceeding the lesser of $50,000 or 10% of such officer's total salary and bonus for such year.

    SUMMARY COMPENSATION TABLE. The following table sets forth compensation information for the past three fiscal years for each of Liberty Financial's chief executive officer and the other four most highly compensated executive officers for fiscal 2000:

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM COMPENSATION
                                           ANNUAL COMPENSATION                 AWARDS (1)
                                        --------------------------   ------------------------------
                                                                                        SECURITIES
NAME AND PRINCIPAL POSITION             BASE SALARY                  RESTRICTED STOCK   UNDERLYING         ALL OTHER
        DURING 2000            YEAR         ($)       BONUS ($)(2)    AWARDS ($)(3)     OPTIONS (#)   COMPENSATION ($)(4)
---------------------------  --------   -----------   ------------   ----------------   -----------   -------------------
Gary L. Countryman (5).....    2000      1,000,000     2,000,000              --              --                 --
  President and Chief          1999             --            --              --              --                 --
  Executive Officer            1998             --            --              --              --                 --

C. Allen Merritt, Jr.......    2000        510,000       490,000         144,000          32,000             27,570
  Chief of Staff               1999        490,000       490,000         176,850          29,000             29,900
                               1998        460,000       475,000         223,251          30,000             23,580

Stephen E. Gibson..........    2000        521,667       725,000         126,000          27,500             18,931
  President of Liberty         1999        450,000       500,000         135,094          23,000            205,616
  Advisors                     1998        420,000       550,000         185,938          17,500            226,270

Phil Polkinghorn (6).......    2000        435,000       501,100          72,000          25,000             22,410
  President of Keyport Life    1999        279,960       350,000         377,188          50,000            506,907
  Insurance Company            1998             --            --              --              --                 --

J. Andrew Hilbert..........    2000        285,417       341,700         126,000          20,000             16,420
  Senior Vice President and    1999        222,000       250,000         115,444          14,000             12,896
  Chief Financial Officer      1998        210,000       140,000         111,570          10,000             10,980

------------------------

(1) Other than stock options, restricted stock and other stock based incentives which may be granted under the Company's Amended and Restated 1995 Stock Incentive Plan (the "1995 Stock Incentive

    Plan"), the Company does not have a long-term compensation program for its executive officers that includes long-term incentive payouts.

(2) Bonus payments are reported with respect to the year in which the bonus was earned.

(3) Calculated by multiplying the closing price of the Company's Common Stock on the New York Stock Exchange on the dates of grant ($18.00 on May 9, 2000; $23.1875 on May 5, 1999 and $24.5625 on May 11, 1999; $37.1875 in 1998) by
    the number of shares awarded. The number of shares and value of restricted stock held by the named executive officers as of December 31, 2000 (based on the New York Stock Exchange closing price of $44.5625 for the Company's Common Stock at fiscal year end) is as follows: Mr. Merritt: 21,200 shares, $944,725; Mr. Gibson: 17,500 shares, $779,844; Mr. Polkinghorn: 20,000 shares, $891,250; and Mr. Hilbert: 14,700 shares, $655,069. The restricted stock granted in 1998 (Mr. Merritt 6,000 shares, Mr. Gibson 5,000 shares, and Mr. Hilbert 3,000 shares) will vest on May 12, 2004 or any time after May 11, 2000 if for a 10 consecutive trading day period the closing price of Liberty Financial common stock exceeds $54.45. The restricted stock granted to Mr. Polkinghorn on May 5, 1999 (11,500 shares) will vest on May 5, 2005 or any time after May 4, 2001 if for a 10 consecutive trading day period the closing price of Liberty Financial Common Stock exceeds $33.95. The restricted stock granted on May 11, 1999 (Mr. Merritt 7,200 shares,
    Mr. Gibson 5,500 shares, Mr. Polkinghorn 4,500 shares, and Mr. Hilbert 4,700 shares) will vest on May 11, 2005 or any time after May 10, 2001 if for a 10 consecutive day trading period the closing price of Liberty Financial Common Stock exceeds $35.96. The restricted stock granted in 2000 (Mr. Merritt 8,000 shares, Mr. Gibson 7,000 shares, Mr. Polkinghorn 4,000 shares, and
    Mr. Hilbert 7,000 shares) will vest on May 9, 2006 or any time after May 8, 2002 if for a 10 consecutive trading day period the closing price of Liberty Financial Common Stock exceeds $26.35. Holders of restricted stock are entitled to vote their restricted shares and retain all dividends which may be paid with respect to such shares. In general, in the event of termination of employment, restricted shares are forfeited by the holders and revert to the Company. In the event of a change of control of Liberty Financial (defined as the transfer of 50% or more of the voting power of the Company or assets of the Company, any merger or consolidation in which the Company's securityholders prior to the transaction hold less than 50% of the stock of the surviving company or its parent after the transaction, or the transfer of all or substantially all of the Company's annuity or asset management business ("Change of Control")), unvested shares of restricted stock as of the Change of Control date will be immediately vested provided that the cash value of a share of the Company's Common Stock on the date of a Change of Control ("Change of Control Price") exceeds the applicable restricted stock target price ("Target Price"). If the Change of Control Price is less than the Target Price, the restricted stock is forfeited. The closing price of the Company's Common Stock on the New York Stock Exchange on April 19, 2001 was $44.00.

(4) For 2000, consists of contributions under defined contribution plans for the benefit of the named executive officers.

(5) Mr. Countryman became the President and Chief Executive Officer of the Company on January 13, 2000.

(6) Mr. Polkinghorn began employment at Keyport Life Insurance Company on May 5, 1999.

    OPTION GRANT TABLE. The following table sets forth certain information regarding options to purchase Common Stock granted under the 1995 Stock Incentive Plan during 2000 by Liberty Financial to the executive officers named in the Summary Compensation Table. Mr. Countryman does not participate in the 1995 Stock Incentive Plan.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                      POTENTIAL REALIZABLE VALUE
                                                         PERCENT OF                                     AT ASSUMED ANNUAL RATES
                                                        TOTAL OPTIONS                                 OF STOCK PRICE APPRECIATION
                                 NUMBER OF SECURITIES    GRANTED TO                                     FOR OPTION TERM (2)($)
                                  UNDERLYING OPTIONS      EMPLOYEES     EXERCISE PRICE   EXPIRATION   ---------------------------
NAME                                 GRANTED (#)           IN 2000      PER SHARE ($)     DATE (1)         5%            10%
----                             --------------------   -------------   --------------   ----------   ------------   ------------
Gary L. Countryman.............             --                --                --              --            --             --

C. Allen Merritt, Jr...........         32,000              4.07%          18.0000         5/08/10       362,243        917,996

Stephen E. Gibson..............         27,500              3.50%          18.0000         5/08/10       311,303        788,903

Phil Polkinghorn...............         25,000              3.18%          18.0000         5/08/10       283,003        717,184

J. Andrew Hilbert..............         20,000              2.54%          18.0000         5/08/10       226,402        573,747

------------------------

(1) Each option becomes exercisable in four equal annual installments, commencing on May 9, 2001 and vests in full upon the death, disability or retirement (after age 60) of the optionee. Upon a Change of Control (as defined above) all unvested options shall immediately vest and the optionholders shall receive from the Company a cash amount equal to the Change of Control Price (as defined above) less the exercise price for each option. No stock appreciation rights were granted to any named executive officer in 2000.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if such options are not exercised until the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% in accordance with applicable regulations of the SEC, compounded annually from the dates the options were granted until their expiration dates. These values are not intended to forecast possible future appreciation in the Common Stock. This table does not take into account changes in the price of the Common Stock after the date of grant.

    OPTION EXERCISES AND YEAR-END OPTION TABLE. The following table sets forth certain information regarding the stock options exercised during 2000 and stock options held as of December 31, 2000 by the executive officers named in the Summary Compensation Table.

   AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND AGGREGATE OPTION VALUES
                               AT FISCAL YEAR-END

                                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                       UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                          SHARES                       OPTIONS AT YEAR-END (#)           YEAR-END ($)(1)
                                       ACQUIRED ON       VALUE       ---------------------------   ---------------------------
NAME                                   EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                   ------------   ------------   -----------   -------------   -----------   -------------
Gary L. Countryman...................         --             --             --             --              --             --

C. Allen Merritt, Jr.................     14,666        210,744        129,038         74,562       3,204,560      1,488,943

Stephen E. Gibson....................          0              0         69,439         59,312       1,293,342      1,233,333

Phil Polkinghorn.....................          0              0         12,500         62,500         257,047      1,435,203

J. Andrew Hilbert....................          0              0         15,812         37,938         224,293        817,231

------------------------

(1) The value of unexercised in-the-money options is calculated by multiplying the number of underlying shares by the difference between the closing price of the Company's Common Stock on the New York Stock Exchange at the end of 2000 ($44.5625) and the option exercise price for those shares. These values have not been realized. The closing price of the Company's Common Stock on the New York Stock Exchange on April 19, 2001 was $44.00.

    CERTAIN ADDITIONAL INFORMATION REGARDING EXECUTIVE OFFICER COMPENSATION

DEFINED BENEFIT RETIREMENT PROGRAMS

    Each of the executive officers of Liberty Financial named in the above summary compensation table, other than Mr. Countryman and Mr. Gibson, participates in Liberty Financial's Pension Plan and Supplemental Pension Plan (collectively, the "Pension Plans"). Mr. Countryman and Mr. Gibson do not participate in a defined benefit or actuarial plan sponsored by the Company.

    The following table shows the estimated annual benefits payable under the Pension Plans upon retirement for the specified compensation and years of service classifications, assuming retirement at age 65 in 2001.

                 ESTIMATED ANNUAL RETIREMENT BENEFITS AT AGE 65
      UNDER LIBERTY FINANCIAL'S PENSION PLAN AND SUPPLEMENTAL PENSION PLAN

FIVE-YEAR AVERAGE COMPENSATION      15          20          25          30          35
------------------------------   ---------   ---------   ---------   ---------   ---------
200,000...$..........            $ 51,570    $ 68,760    $ 85,950    $ 92,617    $ 99,283

400,000.............              105,570     140,760     175,950     189,283     202,617

600,000.............              159,570     212,760     265,950     285,950     305,950

800,000.............              213,570     284,760     355,950     382,617     409,283

1,000,000...........              267,570     356,760     445,950     479,283     512,617

1,200,000...........              321,570     428,760     535,950     575,950     615,950

1,400,000...........              375,570     500,760     625,950     672,617     719,283

1,600,000...........              429,570     572,760     715,950     769,283     822,617

    Benefits under the Pension Plans are based on an employee's average pay for the 60 highest consecutive months during the last 120 months of employment ("Average Earnings"), the employee's estimated social security retirement benefit and years of credited service with Liberty Financial and its subsidiaries. For purposes of determining benefits payable upon retirement under the Pension Plans and such additional contractual arrangements, compensation includes base salary and annual bonus. The current Average Earnings covered by the Pension Plans for each participating executive officer of Liberty Financial named in the above summary compensation table who is presently vested under the Pension Plans' provisions is as follows: Mr. Merritt, $765,599. Benefits are payable in the form of a single-life annuity providing for monthly payments. Actuarially equivalent methods of payment may be elected by the recipient. As of the date hereof, the participating executive officers of Liberty Financial named in the above summary compensation table had the following full credited years of service under the Pension Plans: Mr. Merritt, 13 years. Mr. Polkinghorn and
Mr. Hilbert are not yet vested under the Pension Plans, and Mr. Countryman and Mr. Gibson are not eligible for the Pension Plan.

CHANGE OF CONTROL PROVISIONS OF 1990 STOCK OPTION PLAN AND 1995 STOCK OPTION
  PLAN

    Liberty Financial's 1990 Stock Option Plan, as amended (the "1990 Plan"), provided for the grant of options to officers and other key employees of Liberty Financial for the purchase of shares of Common Stock. As of April 19, 2001, options to purchase an aggregate of 165,199 shares of Common Stock were issued and outstanding under the 1990 Plan, all of which were vested, including options to purchase 45,849 shares held by Mr. Merritt. No additional options will be granted under the 1990 Plan.

    Liberty Financial's 1995 Stock Option Plan provides for the grant of options for the purchase of shares of Common Stock, and restricted stock to officers and other key employees of Liberty Financial.

As of April 19, 2001, options to purchase an aggregate of 2,882,842 shares of Common Stock were issued and outstanding under the 1995 Plan.

    Upon a Change of Control of Liberty Financial (defined above) all unvested options shall immediately vest and the optionholders shall receive from the Company a cash amount equal to the Change of Control Price (as defined above) less the exercise price for each option.

SPECIAL COMPENSATION PLAN

    On November 1, 2000 the Company announced that it has retained the investment banking firm of Credit Suisse First Boston Corporation to review its strategic initiatives, including a possible sale of the Company. To help retain its employees during the strategic review, the Company implemented a special compensation plan that provides cash retention bonuses to substantially all employees. The retention bonuses are generally based on employees' base salary and/or target incentive compensation amounts, except for sales personnel where retention bonuses are based on sales. The minimum retention bonus would be recognized if a Change of Control occurs prior to May 14, 2001. The amount of the retention bonus increases from the minimum on May 14, 2001 to the maximum on October 31, 2001. The maximum retention bonus payable to each of the executive officers of Liberty Financial named in the above Summary Compensation table, other than Mr. Countryman, is as follows: Mr. Merritt, $1,591,500; Mr. Gibson, $1,512,500; Mr. Polkinghorn, $910,000; and Mr. Hilbert, $787,500.
Mr. Countryman does not participate in this retention plan.

    The Special Compensation Plan also provides employees with a severance benefit if, on or within 18 months following the date of a Change in Control (defined above), an eligible employee is terminated by the Company other than for cause, or such employee resigns for good reason (each as defined in the special compensation plans filed as exhibits to this Report). The maximum severance payment payable to each of the executive officers of Liberty Financial named in the above Summary Compensation table, other than Mr. Countryman, is as follows: Mr. Merritt, $1,061,000; Mr. Gibson, $1,966,250; Mr. Polkinghorn, $1,365,000; and Mr. Hilbert, $1,023,750. Mr. Countryman does not participate in this severance plan.

    In addition, employees will be eligible to receive an additional payment if any of the payments or benefits received or to be received by such employee in connection with a Change of Control (defined above) or by reason of a termination of employment trigger excise tax obligations under Section 4999 of the Internal Revenue Code. The additional payment ("Gross Up Payment") is designed to offset the effects of excise taxes on the severance payments and other payments received by such employees in connection with a Change of Control or by reason of such employee's termination of employment (as well as federal, state, and local taxes on the Gross Up Payment).

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Michael J. Babcock, William F. Connell, Paul J. Darling, II, John P. Hamill, and Ray B. Mundt (Chair) served as members of Liberty Financial's Compensation Committee during 2000. The membership of Liberty Financial's Compensation Committee is identical to the membership of the Compensation Committee of the Board of Directors of Liberty Mutual.

                  2000 MEETINGS AND STANDARD FEE ARRANGEMENTS

    2000 MEETINGS. During 2000, the Board of Directors held seven meetings. The Board has an Executive Committee, an Audit Committee, a Compensation Committee and an Investment Committee. No member of the Audit Committee or the Compensation Committee is an employee of Liberty Financial or its subsidiaries. Mr. Countryman, who is an employee of Liberty Mutual and a member of the Investment Committee, is currently serving as President and Chief Executive Officer of Liberty Financial Companies, Inc.

    EXECUTIVE COMMITTEE. The Executive Committee has and may exercise all the powers of the full Board of Directors, except as otherwise limited by Massachusetts corporation law or Liberty Financial's Restated Articles of Organization or Restated By-laws. The Executive Committee did not meet in 2000. As of April 19, 2001, its members were Messrs. Kelly (Chairman), Countryman, Hamill, Strehle and Ms. Heard.

    AUDIT COMMITTEE. The Audit Committee is responsible for obtaining and reviewing independent analyses of Liberty Financial's accounting policies and procedures, financial controls and financial information provided to the Board of Directors. The Audit Committee makes reports and recommendations to the Board of Directors, at least annually, with respect to such reviews, including matters such as: accounting records, practices and procedures; the annual appointment of outside auditors, together with the scope, adequacy, cost and results of the annual audit and the relationship between management and such outside auditors; the scope and adequacy of internal audit procedures; controls for disbursement procedures and asset safekeeping; and such other matters as the Board of Directors may request.

    The Audit Committee held three meetings in 2000. As of April 19, 2001, its members were Ms. Heard and Messrs. Anderson, Clough, May, Rose and Strehle (Chairman).

    COMPENSATION COMMITTEE. The Compensation Committee (i) reviews and approves all director and management compensation, including salaries, incentive compensation, pension and fringe benefit policies and procedures and
(ii) administers Liberty Financial's employee benefit plans.

    The Compensation Committee held four meetings in 2000. As of April 19, 2001, its members were Messrs. Connell, Darling, Babcock, Hamill and Mundt (Chairman). All members of the Compensation Committee are considered to be non-employee directors of Liberty Financial for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Committee has exclusive authority for approving transactions involving equity securities of the Company (including acquisitions [such as grants and other awards] and dispositions [such as redemptions and other repurchases]) under benefit plans administered by the Committee involving persons subject to the provisions of Section 16 under the Exchange Act with respect to equity securities of Liberty Financial.

    INVESTMENT COMMITTEE. The Investment Committee met four times in 2000. The purpose of the Investment Committee is to review the investment policies and activities of the Investment Committee of the Company's subsidiary, Keyport Life Insurance Company. As of April 19, 2001, the members of the Investment Committee were Messrs. Kelly (Chairman), Anderson, Countryman, Clough, Darling, Hamill and Strehle.

    In 2000, each incumbent Director attended at least 75% of the total number of meetings of the Board of Directors and the Committees of the Board on which he or she served while he or she was in office.

    FEE ARRANGEMENTS. Directors who are officers or employees of Liberty Financial, Liberty Mutual or their affiliates receive no compensation for their service as Directors of Liberty Financial. Each member of the Board of Directors who is not an officer or employee of Liberty Financial, Liberty Mutual or their affiliates is paid by Liberty Mutual a retainer at a rate of $40,000 per annum. Liberty Financial pays each such director a $200 fee for each Board or Committee meeting attended, except that the fee for attendance at each Investment Committee meeting is $100. Each Director of Liberty Financial who does not serve on any other Liberty Mutual Group Board of Directors is paid an annual retainer of $18,000, plus $1,200 for each Board meeting attended, and $200 for each Committee meeting attended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

    The following table sets forth certain information with respect to the beneficial ownership of Common Stock by Liberty Mutual (the only person or entity known to Liberty Financial to be the beneficial owner of 5% or more of Liberty Financial's Common Stock), each executive officer of Liberty Financial named in the summary compensation table appearing elsewhere in this Report, each Director of Liberty Financial who owns beneficially any shares of Common Stock, and all Directors and executive officers as a group, in each case as of April 19, 2001. Except as noted in the footnotes to such table, based on information provided by such persons, each holder of Common Stock has or will have sole voting and investment power with respect to the shares of Common Stock set forth below. Unless otherwise indicated below, the address of each such person is: c/o Liberty Financial Companies, Inc., 600 Atlantic Avenue, Boston, Massachusetts 02210.

                                                           SHARES OWNED
NAME                                                       BENEFICIALLY   PERCENTAGE(1)
----                                                       ------------   -------------
Liberty Mutual Insurance Company ........................   34,475,260        70.49%
  175 Berkeley Street
  Boston, MA 02117
Gary L. Countryman.......................................            0            *
C. Allen Merritt, Jr. (2)................................      210,158            *
J. Andrew Hilbert (2)....................................       43,950            *
Stephen E. Gibson (2)....................................      113,145            *
Phil Polkinghorn (2).....................................       51,324            *
Gerald E. Anderson.......................................        1,000            *
William F. Connell.......................................        1,500            *
Paul J. Darling II.......................................        1,500            *
Glenn P. Strehle.........................................          750            *
All executive officers and Directors as a group:
  (21 persons)(3)........................................      837,475         1.69%

------------------------

*   Less than 1%.

(1) Percentages are calculated pursuant to Rule 13d-3(d)(1) under the Exchange Act. Such calculations assume, for each person and group, that all shares which may be acquired by such person or group pursuant to options presently exercisable or which become exercisable within 60 days following April 19, 2001 are outstanding for the purpose of computing the percentage of Common Stock owned by such person or group. However, those unissued shares of Common Stock are not deemed to be outstanding for the purpose of calculating the percentage of Common Stock owned by any other person.

(2) Includes options to purchase shares of Common Stock which are presently exercisable or which become exercisable within 60 days following April 19, 2001 in the following amounts: 157,601 shares exercisable by Mr. Merritt; 88,742 shares exercisable by Mr. Gibson; 31,250 shares exercisable by Mr. Polkinghorn; and 29,250 shares exercisable by Mr. Hilbert.

(3) Includes (without duplication), (i) the option shares referenced in note 2 above and (ii) options to purchase an additional 285,946 shares of Common Stock held by other executive officers which are presently exercisable or which become exercisable within 60 days following April 19, 2001.

PREFERRED STOCK

    The table below sets forth certain information with respect to the beneficial ownership of Preferred Stock by each person or entity known to Liberty Financial to be the beneficial owner of more than five percent of the shares of Preferred Stock as of April 19, 2001. No executive officer or Director of Liberty Financial beneficially owns any shares of Preferred Stock as of such date. Except as noted in the footnotes to such table, based on information provided by such persons, each holder of Preferred Stock has sole voting and investment power with respect to the shares of Preferred Stock set forth below.

                                                             SHARES OWNED
NAME                                                         BENEFICIALLY   PERCENTAGE
----                                                         ------------   ----------
Trustees of the Irrevocable Trust For Children dated
  September 24, 1985 (of C. Herbert Emilson) (1)...........    145,808         68.4%

Harold W. Cogger (2).......................................     62,755         29.4%

------------------------

(1) The trustees of such trust are John A. McNeice, Jr., Davey S. Scoon and Linda S. Dalby, who share voting and investment power and disclaim any beneficial ownership. The address of such trust is c/o Linda S. Dalby, Esq., 50 Rowes Wharf, Boston, Massachusetts 02110.

(2) Mr. Cogger's address is 638 Bay Road, Hamilton, Massachusetts 01936.

    In connection with Liberty Financial's acquisition of The Colonial
Group, Inc. ("Colonial") effective March 24, 1995, each person acquiring shares of Preferred Stock had the right to become a party to a stockholders agreement (the "Preferred Stockholders Agreement"). The Preferred Stockholders Agreement provided that a holder of Preferred Stock who is a party thereto could not transfer the Preferred Stock without the prior written consent of Liberty Financial prior to March 24, 2000, except to certain permitted transferees. Holders of substantially all of the Preferred Stock were parties to the Preferred Stockholders Agreement. The Preferred Stock, which has a $50 face value, has an annual cumulative cash dividend rate of $2.875 per share and is convertible into shares of Company common stock at a rate of 1.58385 for each share of such Preferred Stock. Beginning March 24, 2000, and for the five year period ending March 24, 2005, the Preferred Stock is redeemable at the option of the Company at a declining premium over the $50 face value. On March 24, 2005, the Company must redeem the Preferred Stock. In addition, for the sixty-day period after March 24, 2000, holders of the Preferred Stock had an option to put such Preferred Stock to the Company (the "Put Shares") at a price of $50 per Put Share plus accrued but unpaid dividends through the date of purchase. Holders of approximately 111,000 shares of Preferred Stock exercised this option. Each share of Preferred Stock is entitled to that number of votes equal to the number of common shares into which it is convertible.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Matters Pertaining to Liberty Mutual

GENERAL

    Prior to the acquisition of Colonial in March, 1995, Liberty Financial was an indirect wholly-owned subsidiary of Liberty Mutual. As of April 19, 2001, Liberty Mutual owned beneficially approximately 70.49% of the outstanding shares of Common Stock and approximately 70.01% of the combined voting power of the outstanding Common Stock and Preferred Stock.

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

    Keyport has entered into certain structured settlement arrangements with Liberty Mutual and Liberty Life. Under qualified assignments, Keyport has assumed obligations of Liberty Mutual to make payments to claimants under its liability insurance policies. Also, Keyport has purchased from Liberty Life, annuities that are qualified funding assets in order that Liberty Life will pay claimants the Liberty Mutual obligations assumed by Keyport. As a result of these structured settlement arrangements, Keyport is contingently liable on the obligations it assumes in the event of Liberty Life's non-performance. As of December 31, 2000, Keyport's loss contingency was approximately $827.3 million. During 2000, Keyport received fees of approximately $0.3 million in connection with these structured settlements.

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

    Keyport has entered into certain structured settlement arrangements with Liberty Mutual and Liberty Life. Under qualified assignments, Keyport has assumed obligations of Liberty Mutual to make payments to claimants under its liability insurance policies. Also, Keyport has purchased from Liberty Life, annuities that are qualified funding assets in order that Liberty Life will pay claimants the Liberty Mutual obligations assumed by Keyport. As a result of these structured settlement arrangements, Keyport is contingently liable on the obligations it assumes in the event of Liberty Life's non-performance. As of December 31, 2000, Keyport's loss contingency was approximately $827.3 million. During 2000, Keyport received fees of approximately $0.3 million in connection with these structured settlements.

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

19.  SPECIAL COMPENSATION PLAN

    Special compensation plan expense in 2000 of $11.1 million relates to the Company's announcement on November 1, 2000 that it has retained the investment banking firm of Credit Suisse First Boston Corporation to review its strategic initiatives, including a possible sale of the Company. To help retain its employees during the strategic review, the Company implemented a special compensation plan that provides cash retention bonuses to substantially all employees. The retention bonuses are generally based on employees' base salary and/or target incentive compensation amounts, except for sales personnel where retention bonuses are based on sales. The estimated maximum cost of the retention bonuses, assuming all covered employees remain with the Company, is approximately $158.0 million with fifty percent payable on November 1, 2001 and the remainder payable on May 1, 2002. In the event of a change of control of the Company that occurs prior to November 1, 2001, the payments would be accelerated and the retention bonus amount would be reduced, subject to a minimum. The estimated minimum retention bonus is approximately $91.0 million and would be recognized if a change of control occurs prior to May 14, 2001. The amount of the retention bonus increases from the minimum on May 14, 2001 to the maximum on October 31, 2001. In calculating the 2000 expense of $11.1 million, a turnover rate of 15% was assumed.

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

                                    PART IV
                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston and the Commonwealth of Massachusetts on April 26, 2001.

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

                      SIGNATURE                                  TITLE                   DATE
                      ---------                                  -----                   ----
               /s/ GARY L. COUNTRYMAN
     -------------------------------------------       Chief Executive Officer,     April 26, 2001
                 Gary L. Countryman                      President and Director

                                                       Senior Vice President and
                /s/ J. ANDREW HILBERT                    Chief Financial Officer
     -------------------------------------------         (Principal Financial       April 26, 2001
                  J. Andrew Hilbert                      and Accounting Officer)

               /s/ GERALD E. ANDERSON
     -------------------------------------------       Director                     April 26, 2001
                 Gerald E. Anderson

               /s/ MICHAEL J. BABCOCK
     -------------------------------------------       Director                     April 26, 2001
                 Michael J. Babcock

                /s/ CHARLES I. CLOUGH
     -------------------------------------------       Director                     April 26, 2001
                  Charles I. Clough

               /s/ WILLIAM F. CONNELL
     -------------------------------------------       Director                     April 26, 2001
                 William F. Connell

               /s/ PAUL J. DARLING, II
     -------------------------------------------       Director                     April 26, 2001
                 Paul J. Darling, II

                 /s/ JOHN P. HAMILL
     -------------------------------------------       Director                     April 26, 2001
                   John P. Hamill

                 /s/ MARIAN L. HEARD
     -------------------------------------------       Director                     April 26, 2001
                   Marian L. Heard

                      SIGNATURE                                  TITLE                   DATE
                      ---------                                  -----                   ----
                 /s/ EDMUND F. KELLY
     -------------------------------------------       Director                     April 26, 2001
                   Edmund F. Kelly

                  /s/ THOMAS J. MAY
     -------------------------------------------       Director                     April 26, 2001
                    Thomas J. May

                  /s/ RAY B. MUNDT
     -------------------------------------------       Director                     April 26, 2001
                    Ray B. Mundt

                 /s/ KENNETH L. ROSE
     -------------------------------------------       Director                     April 26, 2001
                   Kenneth L. Rose

                /s/ GLENN P. STREHLE
     -------------------------------------------       Director                     April 26, 2001
                  Glenn P. Strehle

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