Form 10-Q
period 2001-03-31
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 2001-05-14
CIK 936372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended           March 31, 2001
                                     -------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                      to
                                      -------------------     ------------------


                         Commission file number:  1-13654
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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   There were 48,904,744 shares of the registrant's Common Stock, $.01 par value, and 213,242 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of April 30, 2001.


Exhibit Index - Page 26                                             Page 1 of 27

                       LIBERTY FINANCIAL COMPANIES, INC.
          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED MARCH 31, 2001


                                TABLE OF CONTENTS

                                                                                                        PAGE
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets as of March 31, 2001 and December 31,
                    2000                                                                                  3

                 Consolidated Statements of Operations for the Three Months Ended
                    March 31, 2001 and 2000                                                               4

                 Consolidated Statements of Cash Flows for the Three Months Ended
                    March 31, 2001 and 2000                                                               5

                 Consolidated Statement of Stockholders' Equity for the Three Months Ended
                    March 31, 2001                                                                        6

                 Notes to Consolidated Financial Statements                                               7

Item 2.          Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                                         13

Item 3.          Quantitative and Qualitative Disclosures About Market Risk                              24

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                                                        24

Signatures                                                                                               25

Exhibit Index                                                                                            26

                        LIBERTY FINANCIAL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                            MARCH 31             DECEMBER 31
                                                                              2001                  2000
                                                                           ---------             -----------
                                                                           UNAUDITED
                                       ASSETS

Assets:
   Investments                                                             $12,270.8              $12,232.4
   Cash and cash equivalents                                                 1,877.9                1,891.0
   Accrued investment income                                                   153.2                  163.5
   Deferred policy acquisition costs                                           566.2                  547.9
   Deferred distribution costs                                                 172.6                  169.4
   Intangible assets                                                           524.2                  533.0
   Other assets                                                                432.1                  401.0
   Separate account assets                                                   3,901.4                4,212.5
                                                                           ---------              ---------
                                                                           $19,898.4              $20,150.7
                                                                           =========              =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policyholder balances                                                   $12,022.5              $11,968.5
   Notes payable to affiliates                                                 200.0                  200.0
   Notes payable                                                               572.2                  563.2
   Payable for investments purchased and loaned                              1,388.3                1,364.5
   Other liabilities                                                           393.7                  429.3
   Separate account liabilities                                              3,880.5                4,166.8
                                                                           ---------              ---------
      Total liabilities                                                     18,457.2               18,692.3
                                                                           ---------              ---------


Series A redeemable convertible preferred stock, par value $.01;
   authorized, issued and outstanding 213,242 shares in 2001 and
   2000                                                                         10.7                   10.7
                                                                           ---------              ---------

Stockholders' Equity:
   Common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding 48,904,744 shares in 2001 and
      48,784,459 shares in 2000                                                  0.5                    0.5
   Additional paid-in capital                                                  952.5                  949.1
   Retained earnings                                                           477.9                  532.4
   Accumulated other comprehensive income (loss)                                 2.9                  (30.6)
   Unearned compensation                                                        (3.3)                  (3.7)
                                                                           ---------              ---------
      Total stockholders' equity                                             1,430.5                1,447.7
                                                                           ---------              ---------
                                                                           $19,898.4              $20,150.7
                                                                           =========              =========


          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                      ---------------------
                                                                      2001           2000
                                                                      ----           ----
Investment income, including distributions from private
       equity limited partnerships of $8.9 million and
       $1.7 million in 2001 and 2000, respectively                    $ 236.3       $ 205.9
Interest credited to policyholders                                     (148.5)       (127.3)
                                                                      -------       -------
INVESTMENT SPREAD                                                        87.8          78.6
                                                                      -------       -------
NET DERIVATIVE LOSS                                                      (3.8)           --
                                                                      -------       -------
NET REALIZED INVESTMENT LOSSES                                          (19.7)         (3.9)
                                                                      -------       -------
NET CHANGE IN UNREALIZED AND UNDISTRIBUTED GAINS IN PRIVATE
       EQUITY LIMITED PARTNERSHIPS                                        2.7          15.0
                                                                      -------       -------
Fee income:
       Investment advisory and administrative fees                       75.1          71.9
       Distribution and service fees                                     15.3          15.4
       Transfer agency fees                                              12.6          12.7
       Surrender charges and net commissions                              8.8          10.7
       Separate account fees                                             12.8          10.7
                                                                      -------       -------
TOTAL FEE INCOME                                                        124.6         121.4
                                                                      -------       -------
Expenses:
       Operating expenses                                              (105.4)       (102.3)
       Restructuring charges                                             (1.4)           --
       Special compensation plan                                        (20.4)           --
       Amortization of deferred policy acquisition costs                (32.7)        (27.1)
       Amortization of deferred distribution costs                      (12.0)        (10.2)
       Amortization of intangible assets                                 (8.7)         (5.1)
       Interest expense, net                                            (10.2)         (4.0)
                                                                      -------       -------
TOTAL EXPENSES                                                         (190.8)       (148.7)
                                                                      -------       -------

PRETAX INCOME                                                             0.8          62.4
Income tax benefit (expense)                                              4.0         (23.0)
                                                                      -------       -------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      4.8          39.4
Cumulative effect of accounting change, net of tax                      (54.3)           --
                                                                      -------       -------
NET INCOME (LOSS)                                                      $(49.5)      $  39.4
                                                                       ======       =======

Net income (loss) per share - basic:
       Income before cumulative effect of accounting change            $ 0.10       $  0.83
                                                                       ======       =======
       Net income (loss)                                               $(1.02)      $  0.83
                                                                       ======       =======

Net income (loss) per share - assuming dilution:
       Income before cumulative effect of accounting change            $ 0.10       $  0.82
                                                                       ======       =======
       Net income (loss)                                               $(0.98)      $  0.82
                                                                       ======       =======


          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                    UNAUDITED


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31
                                                                           ---------------------------
                                                                             2001              2000
                                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $   (49.5)         $   39.4
Adjustments to reconcile net income to net cash provided by
operating activities:
   Cumulative effect of accounting change, net of tax                           54.3                --
   Depreciation and amortization                                                24.0              20.3
   Interest credited to policyholders                                          148.5             127.3
   Net realized investment losses                                               19.7               3.9
   Net change in unrealized and undistributed gains in private
         equity limited partnerships                                            (2.7)            (15.0)
   Net (accretion) amortization on investments                                  (4.4)             22.6
   Change in deferred policy acquisition costs                                 (17.3)             (9.0)
   Net change in other assets and liabilities                                  (63.8)             13.2
                                                                           ---------          --------
        Net cash provided by operating activities                              108.8             202.7
                                                                           ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments purchased available for sale                                 (1,150.6)           (628.9)
   Investments sold available for sale                                       1,294.3             663.6
   Investments matured available for sale                                        5.3              36.5
   Change in policy loans, net                                                  (2.3)             (7.9)
   Change in mortgage loans, net                                                 0.5               0.7
   Other                                                                        (2.1)             (2.9)
                                                                           ---------          --------
          Net cash provided by investing activities                            145.1              61.1
                                                                           ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Withdrawals from policyholder accounts                                     (642.1)           (516.4)
   Deposits to policyholder accounts                                           388.9             310.9
   Securities lending                                                          (20.6)            302.9
   Change in notes payable                                                       9.0              10.0
   Exercise of stock options                                                     2.8               1.3
   Dividends paid                                                               (5.0)             (1.6)
                                                                           ---------          --------
           Net cash (used in) provided by financing activities                (267.0)            107.1
                                                                           ---------          --------
   (Decrease) increase in cash and cash equivalents                            (13.1)            370.9
   Cash and cash equivalents at beginning of period                          1,891.0           1,232.6
                                                                           ---------          --------
   Cash and cash equivalents at end of period                              $ 1,877.9          $1,603.5
                                                                           =========          ========


          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (IN MILLIONS)
                                    UNAUDITED


                                                                            ACCUMULATED
                                            ADDITIONAL                         OTHER                                 TOTAL
                              COMMON STOCK    PAID-IN       RETAINED       COMPREHENSIVE         UNEARNED        STOCKHOLDERS'
                                              CAPITAL       EARNINGS       INCOME (LOSS)       COMPENSATION          EQUITY
                              ------------ ------------ --------------- ------------------- ----------------- -------------------
BALANCE,
   DECEMBER 31, 2000              $0.5        $949.1          $532.4           $(30.6)            $(3.7)           $1,447.7
Effect of stock-based
   compensation plans                            3.4                                                0.4                 3.8
Common stock
   dividends                                                    (4.8)                                                  (4.8)
Preferred stock
   dividends                                                    (0.2)                                                  (0.2)
Net loss                                                       (49.5)                                                 (49.5)
Other comprehensive
    income, net of tax                                                           33.5                                  33.5
                              ------------- ------------ --------------- ------------------- ----------------- -------------------
BALANCE,
   MARCH 31, 2001                 $0.5        $952.5          $477.9             $2.9             $(3.3)           $1,430.5
                              ============= ============ =============== =================== ================= ===================


          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                    UNAUDITED

1.   GENERAL

          The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K (as amended) for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current period presentation.

2.   SUBSEQUENT EVENTS

         On May 3, 2001, the Company announced that it had reached a definitive agreement to sell its annuity and bank marketing businesses to Sun Life Financial. Through this transaction, Sun Life Financial will acquire Keyport Life Insurance Company and Independent Financial Marketing Group. Sun Life Financial will pay approximately $1.7 billion in cash for the two businesses.

         The transaction is subject to customary conditions to closing, including receipt of approvals by various state insurance regulators in the U.S., certain other regulatory authorities in the U.S. and Canada and Liberty Financial's shareholders. In connection with the execution of the definitive purchase agreement, Liberty Mutual Insurance Company, the Company's controlling stockholder, entered into an agreement to vote in favor of the Sun Life Financial transaction.

         The acquisition is expected to close in the second half of 2001. Based on current estimates, the Company expects that it will record an after-tax gain of approximately $150 million and will have proceeds, net of transaction costs and taxes, of approximately $1.47 billion from the closing of the Sun Life Financial transaction.

         On May 3, 2001, the Company also announced that it was continuing to explore strategic alternatives for its remaining asset management business and has instructed Credit Suisse First Boston to continue to seek a buyer for that business.

3.   CHANGE IN ACCOUNTING PRINCIPLE

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" on January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities or firm commitments through operations or recognized in other comprehensive income until the hedged item is recognized in operations. The ineffective portion of a derivative's change in fair value will be immediately recognized in operations.

         The cumulative effect, reported after tax and net of related effects on deferred policy acquisition costs, upon adoption of the Statement at January 1, 2001 decreased net income and stockholders' equity by $54.3 million. The adoption of the Statement may increase volatility in future reported income due, among other reasons, to the requirements of defining an effective hedging relationship under the Statement as opposed to certain hedges the Company believes are effective economic hedges. The Company anticipates that it will continue to utilize its current risk management philosophy, which includes the use of derivative instruments.

4.   ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

         All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the fair value of a recognized asset ("fair value hedge") or (2) utilizes the derivative as an economic hedge ("non-designated derivative"). Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset attributable to the hedged risk, are recorded in current period operations as a component of net derivative loss. Changes in the fair value of non-designated derivatives are reported in current period operations as a component of net derivative loss.

         The Company issues equity-indexed annuity contracts that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract), is carried at fair value and is considered a non-designated derivative. The Company purchases call options and futures on the S&P 500 Index to economically hedge its obligation under the annuity contract to provide returns based upon this index. The call options and futures are non-designated derivatives. In addition, the Company utilizes non-designated total return swap agreements to hedge its obligations related to certain separate account liabilities.

         As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The interest rate swap agreements are designated and qualify as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on deferred policy acquisition costs, resulted in a loss of $0.7 million for the quarter ended March 31, 2001.

         The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedging transactions. This process includes linking all fair value hedges to specific assets on the balance sheet. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

         When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value and changes in fair value will be reported in operations. The subsequent fair value changes in the hedged asset will no longer be reported in current period operations.

5.   SEGMENT INFORMATION

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

          The Company's reportable segments offer different products and are each managed separately. Information by reportable segment is shown below (in millions):


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                        ---------- ----------
                                                                                          2001       2000
                                                                                        ---------- ----------
     Statement of Operations Data

     REVENUES (EXCLUDING NET REALIZED INVESTMENT LOSSES AND NET CHANGE IN
     UNREALIZED AND UNDISTRIBUTED GAINS IN PRIVATE EQUITY LIMITED PARTNERSHIPS):
       Annuity:
         Unaffiliated                                                                     $258.1     $226.3
         Intersegment                                                                       (4.5)      (3.8)
                                                                                          ------     ------
         Total annuity                                                                     253.6      222.5
                                                                                          ------     ------
       Asset management:
         Unaffiliated                                                                      102.8      101.0
         Intersegment                                                                        4.5        3.8
                                                                                          ------     ------
         Total asset management                                                            107.3      104.8
                                                                                          ------     ------
         Total revenues (excluding net realized investment losses and net change in unrealized and undistributed gains in private equity
           limited partnerships)                                                          $360.9     $327.3
                                                                                          ======     ======

     INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
       Annuity:
         Income before amortization of intangible assets                                  $ 48.1      $49.4
         Amortization of intangible assets                                                  (0.3)      (0.3)
                                                                                          ------     ------
           Subtotal annuity                                                                 47.8       49.1
                                                                                          ------     ------
       Asset management:
         Income before amortization of intangible assets                                    15.9       17.8
         Amortization of intangible assets                                                  (8.3)      (4.8)
                                                                                          ------     ------
           Subtotal asset management                                                         7.6       13.0
                                                                                          ------     ------
       Other:
         Loss before amortization of intangible assets                                     (15.7)     (10.8)
         Amortization of intangible assets                                                  (0.1)        --
                                                                                          ------     ------
          Subtotal other                                                                   (15.8)     (10.8)
                                                                                          ------     ------
       Income before non-operating items, cumulative effect of accounting
           change and income taxes                                                          39.6       51.3
       Net realized investment losses                                                      (19.7)      (3.9)
       Net change in unrealized and undistributed gains in private equity
           limited partnerships                                                              2.7       15.0
       Restructuring charges                                                                (1.4)        --
       Special compensation plan                                                           (20.4)        --
                                                                                          ------     ------
          Pretax income                                                                   $  0.8     $ 62.4
                                                                                          ======     ======

6.       INVESTMENTS

         Investments were comprised of the following (in millions):


                                                 MARCH 31            DECEMBER 31
                                                   2001                 2000
                                                 ---------           -----------
Fixed maturities                                 $10,885.0            $10,668.3
Equity securities                                     75.8                 76.4
Policy loans                                         623.2                620.8
Other invested assets                                686.8                866.9
                                                 ---------            ---------
    Total                                        $12,270.8            $12,232.4
                                                 =========            =========

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

7.       NET INCOME PER SHARE

         The following table sets forth the computation of net income per share-basic and net income per share-assuming dilution:


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                       ----------------------------
                                                                                           2001             2000
                                                                                       ------------    ------------
    Numerator (in millions)
       Income before cumulative effect of accounting change                            $       4.8     $      39.4
       Less: preferred stock dividends                                                        (0.2)           (0.2)
                                                                                       -----------     -----------
       Numerator for net income per share - basic - income before cumulative
        effect of accounting change available to common stockholders                           4.6            39.2
       Cumulative effect of accounting change, net of tax                                    (54.3)             --
                                                                                       -----------     -----------
       Numerator for net income (loss) per share - basic - net income (loss)
        available to common stockholders                                               $     (49.7)    $      39.2
                                                                                       ===========     ===========

       Income before cumulative effect of accounting change available to common
        stockholders                                                                   $       4.6     $      39.2
       Plus: income impact of assumed conversions
           Preferred stock dividends                                                           0.2             0.2
                                                                                       -----------     -----------
       Numerator for income per share - assuming dilution - income before cumulative effect of accounting change available to common stockholders after assumed
           conversions                                                                         4.8            39.4
       Cumulative effect of accounting change, net of tax                                    (54.3)             --
                                                                                       -----------     -----------
       Numerator for net income (loss) per share - assuming dilution - income
           (loss) available to common stockholders after assumed conversions           $     (49.5)    $      39.4
                                                                                       ===========     ===========

    Denominator
       Denominator for net income per share - basic - weighted-average shares           48,573,227      47,363,267
       Effect of dilutive securities:
           Employee stock options                                                        1,443,851         393,549
           Convertible preferred stock                                                     337,743         514,370
                                                                                       -----------     -----------
       Dilutive potential common shares                                                  1,781,594         907,919
                                                                                       -----------     -----------
       Denominator for net income per share - assuming dilution                         50,354,821      48,271,186
                                                                                       ===========     ===========

    Net income (loss) per share - basic:
       Income before cumulative effect of accounting change                            $      0.10     $      0.83
       Cumulative effect of accounting change, net of tax                                    (1.12)             --
                                                                                       -----------     -----------
       Net income (loss)                                                               $     (1.02)    $      0.83
                                                                                       ===========     ===========

    Net income (loss) per share - assuming dilution:
       Income before cumulative effect of accounting change                            $      0.10     $      0.82
       Cumulative effect of accounting change, net of tax                                    (1.08)             --
                                                                                       -----------     -----------
       Net income (loss)                                                               $     (0.98)    $      0.82
                                                                                       ===========     ===========

8.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) was comprised of the following (in millions):


                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                            ------------------------
                                                               2001          2000
                                                            ----------    ----------
Net income (loss)                                            $(49.5)        $39.4
Other comprehensive income (loss), net of taxes:
    Net unrealized gains (losses) on securities                33.5          (4.5)
                                                             ------         -----
Comprehensive income (loss)                                  $(16.0)        $34.9
                                                             ======         =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On November 1, 2000, the Company announced that it had retained the investment banking firm of Credit Suisse First Boston Corporation to review its strategic alternatives, including a possible sale of the Company. On May 3, 2001, the Company announced that it had reached a definitive agreement to sell its annuity and bank marketing businesses to Sun Life Financial. Through this transaction, Sun Life Financial will acquire Keyport Life Insurance Company and Independent Financial Marketing Group. Sun Life Financial will pay approximately $1.7 billion in cash for the two businesses.

     The transaction is subject to customary conditions to closing, including receipt of approvals by various state insurance regulators in the U.S., certain other regulatory authorities in the U.S. and Canada and Liberty Financial's shareholders. In connection with the execution of the definitive purchase agreement, Liberty Mutual Insurance Company, the Company's controlling stockholder, entered into an agreement to vote in favor of the Sun Life Financial transaction.

     The acquisition is expected to close in the second half of 2001. Based on current estimates, the Company expects that it will record an after-tax gain of approximately $150 million and will have proceeds, net of transaction costs and taxes, of approximately $1.47 billion from the closing of the Sun Life Financial transaction.

     On May 3, 2001, the Company also announced that it was continuing to explore strategic alternatives for its remaining asset management business and has instructed Credit Suisse First Boston to continue to seek a buyer for that business.

RESULTS OF OPERATIONS

     NET INCOME (LOSS) was $(49.5) million or $(0.98) per share for the quarter ended March 31, 2001 compared to $39.4 million or $0.82 per share for the quarter ended March 31, 2000. This decrease resulted largely from the cumulative effect of an accounting change, which related to the adoption of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Income before cumulative effect of accounting change decreased reflecting special compensation plan and restructuring expenses and the net derivative loss. In addition, there were increased net realized investment losses, amortization expense, interest expense and operating expenses and decreased net change in unrealized and undistributed gains in private equity limited partnerships. Partially offsetting these items were a tax benefit in 2001 compared to tax expense in 2000 and higher investment spread and fee income.

     PRETAX INCOME was $0.8 million for the quarter ended March 31, 2001 compared to $62.4 million for the quarter ended March 31, 2000. Pretax income decreased reflecting special compensation plan and restructuring expenses and the net derivative loss. In addition, there were increased net realized investment losses, amortization expense, interest expense and operating expenses and decreased net change in unrealized and undistributed gains in private equity limited partnerships. Partially offsetting these items were higher investment spread and fee income.

CHANGE IN ACCOUNTING PRINCIPLE

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" on January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities or firm commitments through operations or recognized in other comprehensive income until the hedged item is recognized in operations. The ineffective portion of a derivative's change in fair value will be immediately recognized in operations.

     The cumulative effect, reported after tax and net of related effects on deferred policy acquisition costs, upon adoption of the Statement at January 1, 2001 decreased net income and stockholders' equity by $54.3 million. The adoption of the Statement may increase volatility in future reported income due, among other reasons, to the requirements of defining an effective hedging relationship under the Statement as opposed to certain hedges the Company believes are effective economic hedges. The Company anticipates that it will continue to utilize its current risk management philosophy, which includes the use of derivative instruments.

     NET DERIVATIVE LOSS of $3.8 million for the quarter ended March 31, 2001, represents fair value changes of non-designated derivatives and the ineffective portion of fair value hedges, net of related effects on deferred policy acquisition costs.

      All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the fair value of a recognized asset ("fair value hedge") or (2) utilizes the derivative as an economic hedge ("non-designated derivative"). Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset attributable to the hedged risk, are recorded in current period operations as a component of net derivative loss. Changes in the fair value of non-designated derivatives are reported in current period operations as a component of net derivative loss.

      The Company issues equity-indexed annuity contracts that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract), is carried at fair value and is considered a non-designated derivative. The Company purchases call options and futures on the S&P 500 Index to economically hedge its obligation under the annuity contract to provide returns based upon this index. The call options and futures are non-designated derivatives. In addition, the Company utilizes non-designated total return swap agreements to hedge its obligations related to certain separate account liabilities. The net derivative gain (loss) related to changes in the fair value of the "embedded" derivatives and call options and futures, net of related effects on deferred policy acquisition costs, for the three month period ended March 31, 2001 was a gain of $30.6 million and a loss of $(33.7) million, respectively.

      As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The interest rate swap agreements are designated and qualify as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on deferred policy acquisition costs, resulted in a loss of $0.7 million for the quarter ended March 31, 2001.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedging transactions. This process includes linking all fair value hedges to specific assets on the balance sheet. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value and changes in value will be reported in operations. The subsequent fair value changes in the hedged asset will no longer be reported in current period operations.

     INVESTMENT SPREAD is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $87.8 million for the quarter ended March 31, 2001 compared to $78.6 million for the quarter ended March 31, 2000. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage for the quarter ended March 31, 2001 was 2.52% compared to 2.26% for the quarter ended March 31, 2000.

     Investment income was $236.3 million for the quarter ended March 31, 2001 compared to $205.9 million for the quarter ended March 31, 2000. The increase of $30.4 million in 2001 compared to 2000 includes a $30.9 million increase as a result of a higher average investment yield and a $0.5 million decrease resulting from a slightly lower level of average invested assets. The average investment yield was 7.46% for the quarter ended March 31, 2001 compared to 6.49% for the quarter ended March 31, 2000. The adoption of SFAS 133 requires that call options be carried at fair value and are non-designated derivatives. The changes of the fair value of the call options are reported as a component of net derivative income (loss) in 2001. In the prior year, the premium paid for a call option was amortized over its contract term and the call option amortization was included as a component of investment income. Investment income for the quarter ended March 31, 2000 was net of $21.1 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities. If SFAS 133 was not adopted, call option amortization expense and the average investment yield would have been $24.8 million and 6.68%, respectively, for the quarter ended March 31, 2001.

     Interest credited to policyholders totaled $148.5 million for the quarter ended March 31, 2001 compared to $127.3 million for the quarter ended March 31, 2000. The increase of $21.2 million in 2001 compared to 2000 primarily relates to a $21.5 million increase as a result of a higher average interest credited rate, partially offset by a $0.3 million decrease as a result of a slightly lower level of average policyholder balances. Policyholder balances averaged $12.0 billion (including $9.9 billion of fixed products, consisting of fixed annuities and a closed block of single premium whole life insurance, and $2.1 billion of equity-indexed annuities) for the quarter ended March 31, 2001 compared to $12.0 billion (including $9.7 billion of fixed products and $2.3 billion of equity-indexed annuities) for the quarter ended March 31, 2000. The average interest credited rate was 4.94% (5.23% on fixed products and 3.56% on equity-indexed annuities) for the quarter ended March 31, 2001 compared to 4.23% (5.01% on fixed and 0.85% on equity-indexed annuities) for the quarter ended March 31, 2000. Keyport's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 100%) of the change in value of the S&P 500 Index. Keyport's equity-indexed annuities also provide a full guarantee of principal if held to term, plus interest at 0.85% annually.

     Under SFAS 133, the index annuities are deemed to contain an embedded derivative (the change in value attributable to the change in the S&P 500 index) and a host contract. The host contracts' interest rate is derived at the inception of the contract and an effective interest rate is utilized that will result in a liability equal to the guaranteed minimum account value at the end of the term. The embedded derivative is considered a non-designated derivative and the changes in fair value are reported as a component of derivative income
(loss). In 2000, the interest credited to equity-indexed policyholders related to the participation rate is reflected net of income recognized on the S&P 500 Index call options and futures resulting in a 0.85% net credited rate. If SFAS 133 was not adopted, interest credited and the average interest credited rate would have been $140.7 million and 4.68% for the quarter ended March 31, 2001, respectively.

     Average investments in the Company's general account (computed without giving effect to Statement of Financial Accounting Standards No. 115), including cash and cash equivalents in the Company's annuity operations, were $12.7 billion for the quarters ended March 31, 2001 and 2000.

     NET REALIZED INVESTMENT LOSSES were $19.7 million for the quarter ended March 31, 2001 compared to $3.9 million for the quarter ended March 31, 2000. The net realized investment losses in 2001 and 2000 included losses of $21.8 million and $3.3 million, respectively, for certain investments where the decline in value was determined to be other than temporary.

     NET CHANGE IN UNREALIZED AND UNDISTRIBUTED GAINS IN PRIVATE EQUITY LIMITED PARTNERSHIPS is accounted for on the equity method and represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $4.9 million and $27.8 million for the three months ended March 31, 2001 and 2000, respectively, and net of amounts realized, which are recognized in investment income, of $8.9 million and $1.7 million for the three months ended March 31, 2001 and 2000, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

     INVESTMENT ADVISORY AND ADMINISTRATIVE FEES are based on the market value of assets managed for mutual funds and institutional investors. Investment advisory and administrative fees were $75.1 million for the quarter ended March 31, 2001 compared to $71.9 million for the quarter ended March 31, 2000. The increase during 2001 compared to 2000 primarily reflects a higher level of fees earned on average fee-based assets under management resulting from a change in product mix.

     Average fee-based assets under management were $51.3 billion for the quarter ended March 31, 2001 compared to $51.7 billion for the quarter ended March 31, 2000. The decrease during 2001 compared to 2000 resulted from negative market action for the twelve months ended March 31, 2001 and from the sale, completed on December 29, 2000, of the Company's Private Capital Management division of Stein Roe & Farnham, Incorporated, largely offset by the acquisition, completed on September 29, 2000, of Wanger Asset Management, L.P. and net sales for the twelve months ended March 31, 2001. Investment advisory and administrative fees were 0.59% and 0.56% of average fee-based assets under management for the quarters ended March 31, 2001 and 2000, respectively.

     The amount of fee-based assets under management is affected by product sales and redemptions and changes in the market values of such assets under management. Fee-based assets under management and changes in such assets are set forth in the tables below (in billions).


FEE-BASED ASSETS UNDER MANAGEMENT


                                                                     AS OF MARCH 31
                                                               ------------------------
                                                                 2001            2000
                                                               --------         -------
  Mutual Funds:
        Intermediary-distributed                                $17.1            $18.0
        Direct-marketed                                          11.8              6.9
        Closed-end                                                2.5              2.9
        Variable annuity                                          2.5              2.1
                                                                -----            -----
                                                                 33.9             29.9
  Private Capital Management                                       --              9.6
  Institutional                                                  15.0             13.6
                                                                -----            -----
  Total Fee-Based Assets Under Management*                      $48.9            $53.1
                                                                =====            =====

--------------
* As of March 31, 2001 and 2000, Keyport's insurance assets of $14.8 billion and $14.0 billion, respectively, bring total assets under management to $63.7 billion and $67.1 billion, respectively.

  CHANGES IN FEE-BASED ASSETS UNDER MANAGEMENT


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                                 -------------------------
                                                                   2001             2000
                                                                 --------         --------
  Fee-based assets under management - beginning                    $51.8            $51.4
  Sales and reinvestments:
       Mutual funds                                                  2.6              1.6
       Private Capital Management                                     --              0.4
       Institutional                                                 0.4              0.9
                                                                   -----            -----
                                                                     3.0              2.9
                                                                   -----            -----
  Redemptions and withdrawals:
       Mutual funds                                                 (2.4)            (2.2)
       Private Capital Management                                     --             (0.2)
       Institutional                                                (0.4)            (0.4)
                                                                   -----            -----
                                                                    (2.8)            (2.8)
                                                                   -----            -----
  Market appreciation (depreciation)                                (3.1)             1.6
                                                                   -----            -----
  Fee-based assets under management - ending                       $48.9            $53.1
                                                                   =====            =====

     DISTRIBUTION AND SERVICE FEES are based on the market value of the Company's intermediary-distributed mutual funds. Distribution fees of 0.75% are generally earned on the average assets attributable to such funds sold with 12b-1 distribution fees and contingent deferred sales charges and service fees of 0.25% (net of amounts passed on to selling brokers) are generally earned on the total of such average mutual fund assets. These fees totaled $15.3 million for the quarter ended March 31, 2001 compared to $15.4 million for the quarter ended March 31, 2000. As a percentage of intermediary-distributed average mutual fund assets, distribution and service fees were approximately 0.34% and 0.35% for the quarters ended March 31, 2001 and 2000, respectively.

      TRANSFER AGENCY FEES for the Company's intermediary-distributed mutual funds are based on a three-tier structure, which includes an account fee, a transaction fee, and a fee based on the market value of the assets managed. Transfer agency fees for the Company's direct-marketed mutual funds are based on the market value of the assets in the funds, and variable annuity mutual funds are charged a flat fee. Such fees were $12.6 million on average assets of $33.9 billion for the quarter ended March 31, 2001 and $12.7 million on average assets of $26.8 billion for the quarter ended March 31, 2000. As a percentage of total average assets under management, transfer agency fees were approximately 0.15% for the quarter ended March 31, 2001 compared to 0.19% for the quarter ended March 31, 2000.

     SURRENDER CHARGES AND NET COMMISSIONS are revenues earned on: a) the early withdrawal of annuity policyholder balances and redemptions of the intermediary-distributed mutual funds which were sold with 12b-1 distribution fees and contingent deferred sales charges; b) the distribution of the Company's intermediary-distributed mutual funds (net of the substantial portion of commissions that is passed on to the selling brokers); and c) the sales of non-proprietary products in the Company's bank marketing businesses (net of commissions that are paid to the Company's client banks and brokers). Total surrender charges and net commissions were $8.8 million for the quarter ended March 31, 2001 compared to $10.7 million for the quarter ended March 31, 2000.

     Surrender charges on fixed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed generally during the first six years. Such charges totaled $5.7 million for the quarter ended March 31, 2001 and $7.4 million for the quarter ended March 31, 2000. Total annuity withdrawals represented 17.5% and 14.9% of the total average annuity policyholder and separate account balances for the quarters ended March 31, 2001 and 2000, respectively. Net commissions were $3.1 million for the quarter ended March 31, 2001 and $3.3 million for the quarter ended March 31, 2000.

     SEPARATE ACCOUNT FEES include mortality and expense charges earned on variable annuity and variable life policyholder balances. In addition, for certain separate institutional accounts, the difference between investment income and interest credited on these institutional accounts is included in separate account fees. These fees, which are primarily based on the market values of the assets in separate accounts supporting the contracts, were $12.8 million for the quarter ended March 31, 2001 compared to $10.7 million for the quarter ended March 31, 2000. The increase in separate account fees was due to the increase in separate account assets for the twelve months ended March 31, 2001. Such fees represented 1.25% and 1.27% of average variable annuity, variable life and institutional separate account balances for the quarters ended March 31, 2001 and 2000, respectively.

     OPERATING EXPENSES primarily represent compensation, marketing, and other general and administrative expenses. These expenses were $105.4 million for the quarter ended March 31, 2001 compared to $102.3 million for the quarter ended March 31, 2000. Operating expenses expressed as a percent of average total assets under management were 0.64% and 0.63% for the quarters ended March 31, 2001 and 2000, respectively.

     RESTRUCTURING CHARGES in the first quarter of 2001 of $1.4 million consist of severance and other expenses. The restructuring charges primarily relate to three initiatives, which commenced during 2000, streamlining the Company's mutual fund product offerings, centralizing corporate functions and outsourcing certain mutual fund operations.

     SPECIAL COMPENSATION PLAN expense of $20.4 million for the quarter ended March 31, 2001 relates to the Company's announcement on November 1, 2000 that it has retained the investment banking firm of Credit Suisse First Boston Corporation to review its strategic initiatives, including a possible sale of the Company. To help retain its employees during the strategic review, the Company implemented a special compensation plan that provides cash retention bonuses to substantially all employees. The retention bonuses are generally based on employees' base salary and/or target incentive compensation amounts, except for sales personnel where retention bonuses are based on sales. The estimated maximum cost of the retention bonuses, assuming all covered employees remain with the Company, is approximately $165.0 million with fifty percent payable on November 1, 2001 and the remainder payable on May 1, 2002. In the event of a change of control of the Company that occurs prior to November 1, 2001, the payments would be accelerated and the retention bonus amount would be reduced, subject to a minimum. Under the special compensation plan, the sale of either the annuity and bank marketing businesses or the asset management business will be deemed a change of control of such businesses only. The estimated minimum retention bonus is approximately $91.0 million and would be recognized if a change of control occurs prior to May 14, 2001. The amount of the retention bonus increases from the minimum on May 14, 2001 to the maximum on October 31, 2001. In calculating the expense of $20.4 million for the quarter ended March 31, 2001, an annualized turnover rate of 15% was assumed.

     AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS relates to the costs of acquiring new business which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $32.7 million for the quarter ended March 31, 2001 compared to $27.1 million for the quarter ended March 31, 2000. The increase during 2001 compared to 2000 was due to the increased spread realized on the in-force business associated with fixed and equity-indexed products. Amortization expense represented 32.5% and 30.3% of investment spread and separate account fees for the quarters ended March 31, 2001 and 2000, respectively.

     AMORTIZATION OF DEFERRED DISTRIBUTION COSTS relates to the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Amortization was $12.0 million for the quarter ended March 31, 2001 compared to $10.2 million for the quarter ended March 31, 2000. The increase in 2001 compared to 2000 was due to increased sales of intermediary-distributed mutual funds, which were sold with 12b-1 distribution fees and contingent deferred sales charges.

     AMORTIZATION OF INTANGIBLE ASSETS relates to goodwill and certain identifiable intangible assets arising from business combinations accounted for as purchases. Amortization was $8.7 million for the quarter ended March 31, 2001 compared to $5.1 million for the quarter ended March 31, 2000. The increase in amortization in 2001 is primarily attributable to the purchase of Wanger Asset Management, L.P. in September of 2000. The Company has experienced higher than anticipated redemptions of assets under management at an acquired company, which at March 31, 2001 had goodwill and other intangible assets of $77.7 million. Although the Company has determined that there is no impairment of goodwill and other intangible assets at this time, if the higher level of redemptions were to continue and sales were not to increase, the Company's estimate of related future cash flows may change, resulting in the need to record an impairment loss.

     INTEREST EXPENSE, NET was $10.2 million for the quarter ended March 31, 2001 compared to $4.0 million for the quarter ended March 31, 2000. Interest expense primarily consists of interest on notes payable and interest on the Liberty Funds Group revolving credit facility which is utilized to finance sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Interest expense was net of interest income of $5.0 million and $5.8 million for the quarters ended March 31, 2001 and 2000, respectively.

     INCOME TAX BENEFIT (EXPENSE) was $4.0 million for the quarter ended March 31, 2001 compared to $(23.0) million, or 36.9% of pretax income for the quarter ended March 31, 2000. The tax benefit for the first quarter of 2001 primarily reflects a reduction to the valuation allowance established for unrealized capital losses in the "available for sale" investment portfolio.

FINANCIAL CONDITION

     STOCKHOLDERS' EQUITY as of March 31, 2001 was $1.43 billion compared to $1.45 billion as of December 31, 2000. The net loss for the first three months of 2001 was $49.5 million and cash dividends on the Company's preferred and common stock totaled $5.0 million. Common stock totaling $2.8 million was issued in connection with the exercise of stock options. Other comprehensive income, which consists of net unrealized investment gains net of adjustments to deferred policy acquisition costs and income taxes, during the period increased stockholders' equity by $33.5 million.

     BOOK VALUE PER SHARE amounted to $29.25 at March 31, 2001 compared to $29.68 at December 31, 2000. Excluding net unrealized gains and losses on investments (computed pursuant to Statement of Financial Accounting Standards No. 115), book value per share amounted to $29.19 at March 31, 2001 and $30.30 at December 31, 2000. As of March 31, 2001, there were 48.9 million common shares outstanding compared to 48.8 million shares as of December 31, 2000.

     INVESTMENTS not including cash and cash equivalents, totaled $12.3 billion at March 31, 2001 as compared to $12.2 billion at December 31, 2000.

     The Company manages the majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity securities for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire portfolio of fixed maturity securities as "available for sale" and accordingly carries such investments at fair value. The Company's total investments at March 31, 2001 and December 31, 2000 reflected net unrealized gains (losses) of $108.0 million and ($62.0) million, respectively.

     Approximately $12.1 billion, or 78.6%, of the Company's general account and certain separate account investments at March 31, 2001 were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At March 31, 2001, the carrying value of investments in below investment grade securities totaled $1.3 billion or 8.6% of general account investments, including cash and cash equivalents in the Company's annuity operations, and certain separate account investments of $15.4 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

     The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports, and other externally generated information concerning the borrower's affairs. In the case of publicly traded fixed maturity securities, management also considers market value quotations if available. As of March 31, 2001 and December 31, 2000, the carrying value of fixed maturity securities that were non-income producing was $52.3 million and $24.4 million, respectively.

DERIVATIVES

     As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. The Company had 86 and 69 outstanding swap agreements with an aggregate notional principal amount of $3.2 billion and $3.8 billion as of March 31, 2001 and December 31, 2000, respectively.

     Interest rate cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had no outstanding interest rate cap agreements as of March 31, 2001 and December 31, 2000.

     With respect to the Company's equity-indexed annuities and certain separate account liabilities, the Company buys call options, futures and certain total return swap agreements on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $134.7 million and $337.7 million as of March 31, 2001 and December 31, 2000, respectively. The Company had total return swap agreements with a carrying value of $12.7 million and $23.9 million as of March 31, 2001 and December 31, 2000, respectively.

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

LIQUIDITY

     The Company is a holding company whose liquidity needs include the following: (i) operating expenses; (ii) debt service; (iii) dividends on preferred and common stock; (iv) acquisitions; and (v) working capital where needed by its operating subsidiaries. The Company's principal sources of cash are dividends from its operating subsidiaries, and, in the case of funding for acquisitions and certain long-term capital needs of its subsidiaries, long-term borrowings and offerings of preferred and common stock. In connection with the Wanger acquisition, the Company issued $200.0 million of debt to Liberty Mutual Insurance Company and its affiliates. Such debt is payable upon any change of control of the Company.

     The Company also has a $150.0 million revolving credit facility (the "Facility") which is utilized to finance sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. The Facility was established in April 1999. This five year Facility is secured by such 12b-1 distribution fees and contingent deferred sales charges. Interest accrues on the outstanding borrowings under the Facility at a rate determined by sales of highly rated commercial paper backed in part by the security interest in such fees and charges. At March 31, 2001, the interest rate on borrowings under the Facility was 5.21% per annum.

     Current Rhode Island insurance law applicable to Keyport permits the payment of dividends or distributions, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of
(i) 10% of Keyport's statutory surplus as of the preceding December 31 or (ii) Keyport's statutory net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of March 31, 2001, the amount of dividends that Keyport could pay during 2001 without such approval was $38.4 million. Future regulatory changes and credit agreements may create additional limitations on the ability of the Company's subsidiaries to pay dividends.

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

     Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from annuity premiums and deposits, net investment income, and from the sales and maturities of fixed investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of March 31, 2001, $12.4 billion, or 80.4%, of Keyport's general account investments are considered readily marketable.

     To the extent that unanticipated surrenders cause Keyport to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurances can be given, Keyport believes that liquidity to fund anticipated withdrawals would be available through incoming cash flow and the sale of short-term or floating-rate investments, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market. In addition, the Company's fixed-rate products incorporate surrender charges to encourage persistency and to make the cost of its policyholder balances more predictable. Approximately 76.0% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions as of March 31, 2001.

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

FORWARD-LOOKING STATEMENTS

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Investors are cautioned that all statements not based on historical fact, trend analyses and other information contained in this report or in any of the Company's filings under Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), relative to the Company's plans, markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions, constitute forward-looking statements under the Reform Act. These forward-looking statements are made based on current expectations and assumptions and are subject to known and unknown risks, uncertainties and other factors, many of which are beyond the Company's control, that may cause actual results to be materially different from those expressed or implied by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and market factors, such as prevailing interest rate levels, stock market performance and fluctuations in the market for retirement-oriented savings products and investment management products, which may adversely affect the ability of the Company to sell its products and services and the market value of the Company's investments and assets under management and, therefore, the portion of its revenues that are based on a percentage of assets under management; (2) the Company's ability to manage effectively its investment spread (i.e. the amount by which investment income exceeds interest credited to annuity and life insurance policyholders) as a result of changes in interest rates and crediting rates to policyholders, market conditions and other factors (the Company's results of operations and financial condition are significantly dependent on the Company's ability to manage effectively its investment spread);
(3) that the net change in unrealized and undistributed gains in private equity limited partnerships will not be realized or that future losses on such investment will not occur; (4) levels of surrenders, withdrawals and net redemptions of the Company's retirement-oriented insurance products and investment management products; (5) the Company's ability to establish and maintain relationships with investment management clients, including levels of assets under management; (6) the ability of the Company to manage effectively certain risks with respect to its investment portfolio, including risks relating to holding below investment grade securities and the ability to dispose of illiquid and/or restricted securities at desired times and prices, and the ability to manage and hedge against interest rate changes through asset/liability management techniques; (7) competition in the sale of the Company's products and services, including the Company's ability to establish and maintain relationships with distributors of its products; (8) changes in financial ratings of Keyport or those of its competitors; (9) the Company's ability to attract and retain key employees, including senior officers, portfolio managers and sales executives; (10) the impact of and compliance by the Company with existing and future regulation, including restrictions on the ability of certain subsidiaries to pay dividends and any obligations of the Company under any guaranty fund assessment laws; (11) changes in applicable tax laws which may affect the relative tax advantages and attractiveness of some of the Company's products; (12) the result of any litigation or legal proceedings involving the Company; (13) changes in generally accepted accounting principles and the impact of accounting principles and pronouncements on the Company's financial condition and results of operations; (14) changes in the Company's senior debt ratings; (15) changes in operating expense levels; (16) acquisition risks, including risks that the acquisition and integration of Wanger Asset Management, L.P. will not be as successful as anticipated; (17) sales risks, including the risk that the proposed sale of the Company's annuity segment to Sun Life Financial will not be consummated; (18) risks that the Company will not achieve favorable effective tax rates; (19) risks that the Company's restructuring efforts and retention efforts will not be successful; (20) risks that the Company's continued exploration of strategic alternatives with respect to the asset management business will not succeed or result in a transaction on attractive terms or at all; (21) expected benefits from the combination of the Company's annuity segment with Sun Life Financial failing to materialize; (22) risks that the actual after-tax gain and net proceeds on the sale of Keyport and Independent Financial Marketing Group ("IFMG") may be different than estimates due to, among other things, changes in the estimated stockholders' equity of Keyport and IFMG including the effects of Statement of Financial Accounting Standards No. 115 - net unrealized investment gains and losses, changes in estimated income taxes on the sale, transaction costs and other factors; (23) increased volatility of reported income associated with the adoption of SFAS Nos. 133 and 138; and (24) the other risk factors or uncertainties contained from time to time in any document incorporated by reference in this report or otherwise filed by the Company under the Exchange Act. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that the estimates and expectations reflected in such statements will be achieved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes during the first three months of 2001 in the Company's market risks or in the methods which the Company uses to manage such risks, which are described in the Company's Form 10-K (as amended) for the year ended December 31, 2000.


                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         12  Statement re Computation of Ratios

(b)      REPORTS ON FORM 8-K

         On May 4, 2001, the Company filed a report on Form 8-K under Item 5 of such form. A copy of the definitive agreement to sell the Company's annuity and bank marketing businesses to Sun Life Financial was filed as Exhibit
     99.1 to the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LIBERTY FINANCIAL COMPANIES, INC.

                                                /s/ J. Andy Hilbert
                                         ---------------------------------
                                                   J. Andy Hilbert
                                            (Duly Authorized Officer and
                                               Chief Financial Officer)



Date:   May 14, 2001

                                  EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION                                         PAGE

   12               Statement re Computation of Ratios                    27