Form 10-Q
period 2001-06-30
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 2001-07-31
CIK 936372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------      ---------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

   There were 48,947,116 shares of the registrant's Common Stock, $.01 par value, and 213,242 shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of July 20, 2001.

Exhibit Index - Page  29                                           Page 1 of 30

                        LIBERTY FINANCIAL COMPANIES, INC.
          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED JUNE 30, 2001


                                TABLE OF CONTENTS


PART I.            FINANCIAL INFORMATION                                                                  PAGE
Item 1.            Financial Statements

                   Consolidated Balance Sheets as of June 30, 2001 and December 31,
                      2000                                                                                  3

                   Consolidated Statements of Operations for the Three Months and Six Months
                      Ended June 30, 2001 and 2000                                                          4

                   Consolidated Statements of Cash Flows for the Six Months Ended
                      June 30, 2001 and 2000                                                                5

                   Consolidated Statement of Stockholders' Equity for the Six Months Ended
                      June 30, 2001                                                                         6

                   Notes to Consolidated Financial Statements                                               7

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                           14

Item 3.            Quantitative and Qualitative Disclosures About Market Risk                              27

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                                                       27

Item 6.            Exhibits and Reports on Form 8-K                                                        27

Signatures                                                                                                 28

Exhibit Index                                                                                              29

                        LIBERTY FINANCIAL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                         JUNE 30              DECEMBER 31
                                                                           2001                   2000
                                                                     -----------------      -----------------
                                                                        UNAUDITED
                                     ASSETS
Assets:
   Investments                                                             $12,084.0              $12,232.4
   Cash and cash equivalents                                                 1,695.8                1,891.0
   Accrued investment income                                                   155.1                  163.5
   Deferred policy acquisition costs                                           618.7                  547.9
   Deferred distribution costs                                                 175.7                  169.4
   Intangible assets                                                           515.8                  533.0
   Other assets                                                                371.0                  401.0
   Separate account assets                                                   4,130.9                4,212.5
                                                                     -----------------      -----------------
                                                                           $19,747.0              $20,150.7
                                                                     =================      =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policyholder balances                                                   $11,897.0              $11,968.5
   Notes payable to affiliates                                                 200.0                  200.0
   Notes payable                                                               565.3                  563.2
   Payable for investments purchased and loaned                              1,203.1                1,364.5
   Other liabilities                                                           349.6                  429.3
   Separate account liabilities                                              4,098.5                4,166.8
                                                                     -----------------      -----------------
      Total liabilities                                                     18,313.5               18,692.3
                                                                     -----------------      -----------------


Series A redeemable convertible preferred stock, par value $.01; authorized, issued and outstanding 213,242 shares in 2001 and
   2000                                                                         10.7                   10.7
                                                                     -----------------      -----------------

Stockholders' Equity:
   Common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding 48,927,740 shares in 2001 and
      48,784,459 shares in 2000                                                  0.5                    0.5
   Additional paid-in capital                                                  953.1                  949.1
   Retained earnings                                                           468.0                  532.4
   Accumulated other comprehensive income (loss)                                 4.1                  (30.6)
   Unearned compensation                                                        (2.9)                  (3.7)
                                                                     -----------------      -----------------
      Total stockholders' equity                                             1,422.8                1,447.7
                                                                     -----------------      -----------------
                                                                           $19,747.0              $20,150.7
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

                        LIBERTY FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30                    JUNE 30
                                                               ------------------------- ---------------------------
                                                                  2001         2000          2001          2000
                                                               ------------ ------------ -------------  ------------

Investment income, including distributions from private
    equity limited partnerships of $18.0 million and
    $26.9 million for the three months and six months
    ended June 30, 2001, respectively, and $0.8 million
    and $2.5 million for the three months and six
    months ended June 30, 2000, respectively                       $237.4       $216.4        $473.7        $422.3

Interest credited to policyholders                                 (153.4)      (133.2)      (301.9)        (260.5)
                                                               ------------ ------------ -------------  ------------
INVESTMENT SPREAD                                                    84.0         83.2         171.8         161.8
                                                               ------------ ------------ -------------  ------------
NET DERIVATIVE GAINS                                                  8.0            -           4.2             -
                                                               ------------ ------------ ------------   ------------
NET REALIZED INVESTMENT LOSSES                                      (13.4)       (12.9)       (33.1)         (16.8)
                                                               ------------ ------------ -------------  ------------
NET CHANGE IN UNREALIZED AND UNDISTRIBUTED (LOSSES) GAINS IN
       PRIVATE EQUITY LIMITED PARTNERSHIPS                          (17.3)         7.5         (14.6)         22.5
                                                               ------------ ------------ -------------  ------------
Fee income:
       Investment advisory and administrative fees                   73.2         71.3         148.3         143.2
       Distribution and service fees                                 14.3         15.1          29.6          30.5
       Transfer agency fees                                          11.7         12.2          24.3          24.9
       Surrender charges and net commissions                          8.0          9.3          16.8          20.0
       Separate account fees                                         14.4         11.1          27.2          21.8
                                                               ------------ ------------ -------------  ------------
TOTAL FEE INCOME                                                    121.6        119.0         246.2         240.4
                                                               ------------ ------------ -------------  ------------
Expenses:
       Operating expenses                                           (98.6)       (99.6)      (204.0)        (201.9)
       Restructuring                                                  1.7            -           0.3             -
       Special compensation plan                                    (19.8)           -        (40.2)             -
       Amortization of deferred policy acquisition costs            (30.9)       (29.8)       (63.6)         (56.9)
       Amortization of deferred distribution costs                  (12.5)       (10.4)       (24.5)         (20.6)
       Amortization of intangible assets                             (8.5)        (5.1)       (17.2)         (10.2)
       Interest expense, net                                         (9.3)        (4.2)       (19.5)          (8.2)
                                                               ------------ ------------ -------------  ------------
TOTAL EXPENSES                                                     (177.9)      (149.1)      (368.7)        (297.8)
                                                               ------------ ------------ -------------  ------------

PRETAX INCOME                                                         5.0         47.7           5.8         110.1
Income tax (expense) benefit                                         (3.3)       (18.7)          0.7         (41.7)
                                                               ------------ ------------ -------------  ------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                 1.7         29.0           6.5          68.4
Cumulative effect of accounting changes, net of tax                  (6.5)           -         (60.8)            -
                                                               ------------ ------------ -------------  ------------
NET INCOME (LOSS)                                                   $(4.8)       $29.0        $(54.3)        $68.4
                                                               ============ ============ =============  ============

Net income (loss) per share - basic:
       Income before cumulative effect of accounting changes        $0.03        $0.60         $0.13         $1.43
                                                               ============ ============ =============  ============
       Net income (loss)                                           $(0.10)       $0.60        $(1.12)        $1.43
                                                               ============ ============ =============  ============

Net income (loss) per share - assuming dilution:
       Income before cumulative effect of accounting changes        $0.03        $0.60         $0.13         $1.41
                                                               ============ ============ =============  ============
       Net income (loss)                                           $(0.10)       $0.60        $(1.08)        $1.41
                                                               ============ ============ =============  ============


          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                    UNAUDITED

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30
                                                                                      -------------------------------
                                                                                          2001              2000
                                                                                      -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                          $(54.3)            $68.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Cumulative effect of accounting changes, net of tax                                       60.8                 -
   Non-cash derivative activity                                                              52.6                 -
   Depreciation and amortization                                                             48.8              39.7
   Interest credited to policyholders                                                       301.9             260.5
   Net realized investment losses                                                            33.1              16.8
   Net change in unrealized and undistributed losses (gains) in private equity
     limited partnerships                                                                    14.6             (22.5)
   Net (accretion) amortization on investments                                               (2.6)             44.3
   Change in deferred policy acquisition costs                                              (27.3)            (22.9)
   Net change in other assets and liabilities                                              (135.1)            (35.7)
                                                                                      -------------     -------------
        Net cash provided by operating activities                                           292.5             348.6
                                                                                      -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments purchased available for sale                                              (1,323.6)         (1,821.8)
   Investments sold available for sale                                                    1,382.9           1,609.0
   Investments matured available for sale                                                    42.8              58.6
   Change in policy loans, net                                                              (11.5)            (13.9)
   Change in mortgage loans, net                                                              1.2               1.5
   Other                                                                                     (3.5)             23.9
                                                                                      -------------     -------------
          Net cash provided by (used in) investing activities                                88.3            (142.7)
                                                                                      -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Withdrawals from policyholder accounts                                                (1,330.2)         (1,106.5)
   Deposits to policyholder accounts                                                        901.2             754.8
   Securities lending                                                                      (142.3)            526.2
   Change in notes payable                                                                    2.1              15.1
   Exercise of stock options                                                                  3.3               1.7
   Dividends paid                                                                           (10.1)             (3.2)
   Redemption of preferred stock                                                                -              (5.4)
                                                                                      -------------     -------------
           Net cash (used in) provided by financing activities                             (576.0)            182.7
                                                                                      -------------     -------------
   (Decrease) increase in cash and cash equivalents                                        (195.2)            388.6
   Cash and cash equivalents at beginning of period                                       1,891.0           1,232.6
                                                                                      -------------     -------------
   Cash and cash equivalents at end of period                                            $1,695.8         $ 1,621.2
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

                        LIBERTY FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (IN MILLIONS)
                                    UNAUDITED



                                                                            ACCUMULATED
                                             ADDITIONAL                        OTHER                                 TOTAL
                                 COMMON       PAID-IN       RETAINED       COMPREHENSIVE         UNEARNED        STOCKHOLDERS'
                                 STOCK        CAPITAL       EARNINGS       INCOME (LOSS)       COMPENSATION          EQUITY
                              ------------- ------------ --------------- ------------------- ----------------- -------------------

BALANCE,
   DECEMBER 31, 2000                 $0.5       $949.1         $532.4            $(30.6)            $(3.7)           $1,447.7
Effect of stock-based
   compensation plans                              4.0                                                0.8                 4.8
Common stock
   dividends                                                     (9.8)                                                   (9.8)
Preferred stock
   dividends                                                     (0.3)                                                   (0.3)
Net income (loss)                                               (54.3)                                                  (54.3)
Other comprehensive
    income, net of tax                                                             34.7                                  34.7
                              ------------- ------------ --------------- ------------------- ----------------- -------------------
BALANCE,
   JUNE 30, 2001                     $0.5       $953.1         $468.0              $4.1             $(2.9)           $1,422.8
                              ============= ============ =============== =================== ================= ===================








          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                    UNAUDITED

1.       GENERAL

          The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K (as amended) for the year ended December 31, 2000. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.       DISPOSITIONS AND MERGER

         On May 3, 2001, the Company announced that it had reached a definitive agreement to sell its annuity and bank marketing business to Sun Life Assurance Company of Canada, a Canadian insurance corporation ("Sun Life"). Pursuant to this agreement, Sun Life will acquire Keyport Life Insurance Company and Independent Financial Marketing Group. Sun Life will pay approximately $1.7 billion in cash. A copy of the Sun Life Stock Purchase Agreement was included as an exhibit to a Form 8-K filed on May 4, 2001.

         The transaction is subject to certain conditions to closing, including receipt of approvals by various state insurance regulators in the U.S., certain other regulatory authorities in the U.S. and Canada and the Company's shareholders. In connection with the execution of the definitive purchase agreement, Liberty Mutual Insurance Company ("Liberty Mutual"), the Company's controlling stockholder, entered into an agreement to vote in favor of the Sun Life transaction.

         The transaction is expected to close in the second half of 2001. Based on current estimates, the Company expects that it will record an after-tax gain of approximately $150 million and will have proceeds, net of transaction costs and taxes, of approximately $1.47 billion from the closing of the Sun Life transaction.

         On June 4, 2001, the Company announced that it reached a definitive agreement to sell its asset management business to Fleet National Bank ("Fleet"). Through this transaction, Fleet will acquire all of the Company's asset management operations, including: Colonial Management Associates, Crabbe Huson Group, Inc., Liberty Asset Management Company, Liberty Funds Distributor, Liberty Funds Services, Newport Pacific Management, Inc., Progress Investment Management, Inc., Stein Roe & Farnham Incorporated and Liberty Wanger Asset Management. Fleet will pay approximately $900 million in cash. The purchase price is subject to adjustment in certain circumstances including adjustments for substantial changes in assets under management and changes in the tangible net worth of the asset management subsidiaries. In connection with the sale, Fleet will also discharge approximately $110 million in revolving debt incurred by a subsidiary of the Company to finance sales commissions. A copy of the Fleet Stock Purchase Agreement was included as an exhibit to a Form 8-K filed on June 6, 2001.

         The transaction is subject to certain conditions to closing, including without limitation approvals of regulatory authorities, mutual fund trustees and shareholders and the Company's shareholders. In connection with the execution of the definitive purchase agreement, Liberty Mutual entered into an agreement to vote in favor of the sale.

         The transaction is expected to close in the second half of 2001. Based on current estimates, the Company expects that it will record an after-tax gain of approximately $40 million and will have proceeds, net of transaction costs and taxes, of approximately $700 million from the closing of the Fleet transaction.

         On June 4, 2001, the Company announced that it had entered into a merger agreement with Liberty Mutual. Under the agreement, the Company will become a wholly owned subsidiary of Liberty Mutual and the Company's public stockholders will receive a cash amount currently estimated to be $33.44 per share. Such amount is subject to adjustment in certain circumstances, including changes in the net after-tax proceeds of the Sun Life and Fleet sales, transaction costs or the net after-tax cost of settling net corporate liabilities from those currently estimated. The closing under the merger transaction is subject to certain conditions, including the receipt of all necessary regulatory approvals, approval of the Company's stockholders and the prior closing of the Sun Life and Fleet transactions. A copy of the Merger Agreement was included as an exhibit to a Form 8-K filed on June 6, 2001.

3.       CHANGES IN ACCOUNTING PRINCIPLES

         The cumulative effect of accounting changes, net of tax for the six months ended June 30, 2001 of $60.8 million includes a loss of $54.3 million relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" (collectively hereafter referred to as the "Statement") in the quarter ended March 31, 2001 and a loss of $6.5 million relating to the adoption of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in the quarter ended June 30, 2001.

         The Company adopted the Statement on January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities or firm commitments through operations or recognized in other comprehensive income until the hedged item is recognized in operations. The ineffective portion of a derivative's change in fair value will be immediately recognized in operations. The cumulative effect, reported after tax and net of related effects on deferred policy acquisition costs, upon adoption of the Statement at January 1, 2001 decreased net income and stockholders' equity by $54.3 million. The adoption of the Statement may increase volatility in future reported income due, among other reasons, to the requirements of defining an effective hedging relationship under the Statement as opposed to certain hedges the Company believes are effective economic hedges. The Company anticipates that it will continue to utilize its current risk management philosophy, which includes the use of derivative instruments.

         The Company adopted EITF Issue No. 99-20 on April 1, 2001. EITF Issue No. 99-20 governs the method of recognizing interest income and impairment on asset-backed investment securities. EITF Issue No. 99-20 requires the Company to update the estimate of cash flows over the life of certain retained beneficial interests in securitization transactions and purchased beneficial interests in securitized financial assets. Pursuant to EITF Issue No. 99-20, based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment should be recognized. The cumulative effect, reported after tax and net of related effects on deferred policy acquisition costs, upon adoption of EITF Issue No. 99-20 on April 1, 2001 decreased net income by $6.5 million with a related increase to accumulated other comprehensive income of $1.8 million.

4.       ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

         All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the fair value of a recognized asset ("fair value hedge") or (2) utilizes the derivative as an economic hedge ("non-designated derivative"). Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset attributable to the hedged risk, are recorded in current period operations as a component of net derivative gains. Changes in the fair value of non-designated derivatives are reported in current period operations as a component of net derivative gains.

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

         As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The interest rate swap agreements are designated and qualify as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on deferred policy acquisition costs, resulted in a gain of $2.6 million and $1.9 million for the three and six months ended June 30, 2001, respectively.

         The Company utilizes treasury rate lock agreements to reduce its exposure to interest rate risk related to certain of its notes payable. Treasury rate lock agreements are agreements to exchange with a counterparty payments based on an underlying principal balance (notional principal) to hedge against interest rate changes. The treasury rate lock agreements are designated and qualify as fair value hedges. The ineffective portion of the fair value hedges resulted in a loss of $0.5 million for the three and six months ended June 30, 2001.

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

         The Company's reportable segments offer different products and are each managed separately. Information by reportable segment is shown below (in millions):

                                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                              JUNE 30                 JUNE 30
                                                                       ----------------------- -----------------------
                                                                          2001        2000        2001        2000
                                                                       ----------- ----------- ----------- -----------

     Statement of Operations Data

     REVENUES (EXCLUDING NET REALIZED INVESTMENT LOSSES AND NET CHANGE IN
     UNREALIZED AND UNDISTRIBUTED (LOSSES) GAINS IN PRIVATE EQUITY LIMITED
     PARTNERSHIPS):
       Annuity:
         Unaffiliated                                                     $269.0     $237.5       $523.3     $463.8
         Intersegment                                                       (4.7)      (4.3)        (9.2)      (8.1)
                                                                       ----------- ----------- ----------- -----------
         Total annuity                                                     264.3      233.2        514.1      455.7
                                                                       ----------- ----------- ----------- -----------
       Asset management:
         Unaffiliated                                                       98.0       97.9        200.8      198.9
         Intersegment                                                        4.7        4.3          9.2        8.1
                                                                       ----------- ----------- ----------- -----------
         Total asset management                                            102.7      102.2        210.0      207.0
                                                                       ----------- ----------- ----------- -----------
         Total revenues  (excluding net realized investment losses and net change in unrealized and undistributed (losses) gains
           in private equity limited partnerships)                        $367.0     $335.4       $724.1     $662.7
                                                                       =========== =========== =========== ===========

     Statement of Operations Data

     INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES:
       Annuity:
         Income before amortization of intangible assets                   $62.1      $49.2       $110.2      $98.6
         Amortization of intangible assets                                  (0.3)      (0.3)        (0.6)      (0.6)
                                                                       ----------- ----------- ----------- -----------
           Subtotal annuity                                                 61.8       48.9        109.6       98.0
                                                                       ----------- ----------- ----------- -----------
       Asset management:
         Income before amortization of intangible assets                    15.0       18.2         30.9       36.0
         Amortization of intangible assets                                  (8.1)      (4.8)       (16.4)      (9.6)
                                                                       ----------- ----------- ----------- -----------
           Subtotal asset management                                         6.9       13.4         14.5       26.4
                                                                       ----------- ----------- ----------- -----------
       Other:
         Loss before amortization of intangible assets                     (14.8)      (9.2)       (30.5)     (20.0)
         Amortization of intangible assets                                  (0.1)         -         (0.2)         -
                                                                       ----------- ----------- ----------- -----------
          Subtotal other                                                   (14.9)      (9.2)       (30.7)     (20.0)
                                                                       ----------- ----------- ----------- -----------
       Income before non-operating items, cumulative effect of
         accounting changes and income taxes                                 53.8      53.1         93.4      104.4
       Net realized investment losses                                       (13.4)    (12.9)       (33.1)     (16.8)
       Net change in unrealized and undistributed gains in private
         equity limited partnerships                                        (17.3)      7.5        (14.6)      22.5
       Restructuring                                                          1.7         -          0.3          -
       Special compensation plan                                            (19.8)        -        (40.2)         -
                                                                       ----------- ----------- ----------- -----------
          Pretax income                                                      $5.0     $47.7         $5.8     $110.1
                                                                       =========== =========== =========== ===========


6.       INVESTMENTS

         Investments were comprised of the following (in millions):

                                                 JUNE 30            DECEMBER 31
                                                  2001                 2000
                                             ----------------     ----------------

Fixed maturities                                 $10,717.5            $10,668.3
Equity securities                                     70.3                 76.4
Policy loans                                         632.3                620.8
Other invested assets                                663.9                866.9
                                             ----------------     ----------------
    Total                                        $12,084.0            $12,232.4
                                             ================     ================

         The Company's general investment policy is to hold fixed maturity securities for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire portfolio of fixed maturity securities as "available for sale" and, accordingly, carries such investments at fair value.

7.       NET INCOME PER SHARE

         The following table sets forth the computation of net income per share-basic and net income per share-assuming dilution:

                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        JUNE 30                    JUNE 30
                                                                ------------------------- --------------------------
                                                                   2001         2000         2001          2000
                                                                ------------ ------------ ------------  ------------

    Numerator (in millions)
       Income before cumulative effect of accounting changes          $1.7        $29.0         $6.5         $68.4
       Less: preferred stock dividends                                (0.1)        (0.2)        (0.3)         (0.4)
                                                                ------------ ------------ ------------  ------------
       Numerator for income per share - basic - income before
        cumulative effect of accounting changes available to
        common stockholders                                            1.6         28.8          6.2          68.0
       Cumulative effect of accounting changes, net of tax            (6.5)           -        (60.8)            -
                                                                ------------ ------------ ------------  ------------
       Numerator for net income (loss) per share - basic - net
        income (loss) available to common stockholders               $(4.9)       $28.8       $(54.6)        $68.0
                                                                ============ ============ ============  ============

       Income before cumulative effect of accounting changes
        available to common stockholders                              $1.6        $28.8         $6.2         $68.0
       Plus: income impact of assumed conversions
        Preferred stock dividends                                      0.1          0.2          0.3           0.4
                                                                ------------ ------------ ------------  ------------
       Numerator for income per share - assuming dilution -
        income before cumulative effect of accounting
        changes available to common stockholders after
        assumed conversions                                            1.7         29.0          6.5          68.4
       Cumulative effect of accounting changes, net of tax            (6.5)           -        (60.8)            -
                                                                ------------ ------------ ------------  ------------
       Numerator for net income (loss) per share - assuming
        dilution - net income (loss) available to common
        stockholders after assumed conversions                       $(4.8)       $29.0       $(54.3)        $68.4
                                                                ============ ============ ============  ============

    Denominator
       Denominator for net income per share - basic - weighted-
          average shares                                        48,669,272   47,741,444   48,621,515    47,556,268
       Effect of dilutive securities:
          Employee stock options                                 1,079,518      339,333    1,278,597       347,816
          Convertible preferred stock                              337,743      468,824      337,743       491,597
                                                                ------------ ------------ ------------  ------------
       Dilutive potential common shares                          1,417,261      808,157    1,616,340       839,413
                                                                ------------ ------------ ------------  ------------
       Denominator for net income per share - assuming          50,086,533   48,549,601   50,237,855    48,395,681
           dilution                                             ============ ============ ============  ============

    Net income (loss) per share - basic:
       Income before cumulative effect of accounting changes         $0.03        $0.60        $0.13         $1.43
       Cumulative effect of accounting changes, net of tax           (0.13)           -        (1.25)            -
                                                                ------------ ------------ ------------  ------------
       Net income (loss)                                            $(0.10)       $0.60       $(1.12)        $1.43
                                                                ============ ============ ============  ============

    Net income (loss) per share - assuming dilution:
       Income before cumulative effect of accounting changes         $0.03        $0.60        $0.13         $1.41
       Cumulative effect of accounting changes, net of tax           (0.13)           -        (1.21)            -
                                                                ------------ ------------ ------------  ------------
       Net income (loss)                                            $(0.10)       $0.60       $(1.08)        $1.41
                                                                ============ ============ ============  ============

8.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) was comprised of the following (in millions):

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 JUNE 30                      JUNE 30
                                                       ---------------------------- ----------------------------
                                                           2001           2000          2001          2000
                                                       -------------- ------------- ------------- --------------

    Net income (loss)                                        $(4.8)         $29.0       $(54.3)          $68.4
    Other comprehensive income (loss), net of taxes:
        Net unrealized gains (losses) on securities            1.2          (33.8)        34.7           (38.3)
                                                       -------------- ------------- ------------- --------------
    Comprehensive income (loss)                              $(3.6)         $(4.8)      $(19.6)          $30.1
                                                       ============== ============= ============= ==============


9.       SUBSEQUENT EVENT

     On July 24, 2001, the Company notified holders of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") that all outstanding shares will be redeemed on August 23, 2001 (the "Redemption Date"). The redemption price will be $51.54688 per share and includes all dividends unpaid and accruing up to the Redemption Date. Any holders who do not want to participate in this redemption may convert their Preferred Stock into shares of the Company's common stock (the "Common Stock") and receive a number of shares of Common Stock determined by multiplying 1.58385 times the number of shares of Preferred Stock converted, with a cash payment in lieu of any fractional shares of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On May 3, 2001, the Company announced that it had reached a definitive agreement to sell its annuity and bank marketing business to Sun Life Assurance Company of Canada, a Canadian insurance corporation ("Sun Life"). Pursuant to this agreement, Sun Life will acquire Keyport Life Insurance Company and Independent Financial Marketing Group. Sun Life will pay approximately $1.7 billion in cash. A copy of the Sun Life Stock Purchase Agreement was included as an exhibit to a Form 8-K filed on May 4, 2001.

     The transaction is subject to certain conditions to closing, including receipt of approvals by various state insurance regulators in the U.S., certain other regulatory authorities in the U.S. and Canada and the Company's shareholders. In connection with the execution of the definitive purchase agreement, Liberty Mutual Insurance Company ("Liberty Mutual"), the Company's controlling stockholder, entered into an agreement to vote in favor of the Sun Life transaction.

     The transaction is expected to close in the second half of 2001. Based on current estimates, the Company expects that it will record an after-tax gain of approximately $150 million and will have proceeds, net of transaction costs and taxes, of approximately $1.47 billion from the closing of the Sun Life transaction.

     On June 4, 2001, the Company announced that it reached a definitive agreement to sell its asset management business to Fleet National Bank ("Fleet"). Through this transaction, Fleet will acquire all of the Company's asset management operations, including: Colonial Management Associates, Crabbe Huson Group, Inc., Liberty Asset Management Company, Liberty Funds Distributor, Liberty Funds Services, Newport Pacific Management, Inc., Progress Investment Management, Inc., Stein Roe & Farnham Incorporated and Liberty Wanger Asset Management. Fleet will pay approximately $900 million in cash. The purchase price is subject to adjustment in certain circumstances including adjustments for substantial changes in assets under management and changes in the tangible net worth of the asset management subsidiaries. In connection with the sale, Fleet will also discharge approximately $110 million in revolving debt incurred by a subsidiary of the Company to finance sales commissions. A copy of the Fleet Stock Purchase Agreement was included as an exhibit to a Form 8-K filed on June 6, 2001.

     The transaction is subject to certain conditions to closing, including without limitation approvals of regulatory authorities, mutual fund trustees and shareholders and the Company's shareholders. In connection with the execution of the definitive purchase agreement, Liberty Mutual entered into an agreement to vote in favor of the sale.

     The transaction is expected to close in the second half of 2001. Based on current estimates, the Company expects that it will record an after-tax gain of approximately $40 million and will have proceeds, net of transaction costs and taxes, of approximately $700 million from the closing of the Fleet transaction.

     On June 4, 2001, the Company announced that it had entered into a merger agreement with Liberty Mutual. Under the agreement, the Company will become a wholly owned subsidiary of Liberty Mutual and the Company's public stockholders will receive a cash amount currently estimated to be $33.44 per share. Such amount is subject to adjustment in certain circumstances, including changes in the net after-tax proceeds of the Sun Life and Fleet sales, transaction costs or the net after-tax cost of settling net corporate liabilities from those currently estimated. The closing under the merger transaction is subject to certain conditions, including the receipt of all necessary regulatory approvals, approval of the Company's stockholders and the prior closing of the Sun Life and Fleet transactions. A copy of the Merger Agreement was included as an exhibit to a Form 8-K filed on June 6, 2001.

CHANGES IN ACCOUNTING PRINCIPLES

     The cumulative effect of accounting changes, net of tax for the six months ended June 30, 2001 of $(60.8) million includes a loss of $54.3 million relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133," (collectively hereafter referred to as the "Statement") in the quarter ended March 31, 2001 and a loss of $(6.5) million relating to the adoption of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," in the quarter ended June 30, 2001.

     The Company adopted the Statement on January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities or firm commitments through operations or recognized in other comprehensive income until the hedged item is recognized in operations. The ineffective portion of a derivative's change in fair value will be immediately recognized in operations. The cumulative effect, reported after tax and net of related effects on deferred policy acquisition costs, upon adoption of the Statement at January 1, 2001 decreased net income and stockholders' equity by $54.3 million. The adoption of the Statement may increase volatility in future reported income due, among other reasons, to the requirements of defining an effective hedging relationship under the Statement as opposed to certain hedges the Company believes are effective economic hedges. The Company anticipates that it will continue to utilize its current risk management philosophy, which includes the use of derivative instruments.

     The Company adopted EITF Issue No. 99-20 on April 1, 2001. EITF Issue No. 99-20 governs the method of recognizing interest income and impairment on asset-backed investment securities. EITF Issue No. 99-20 requires the Company to update the estimate of cash flows over the life of certain retained beneficial interests in securitization transactions and purchased beneficial interests in securitized financial assets. Pursuant to EITF Issue No. 99-20, based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment should be recognized. The cumulative effect, reported after tax and net of related effects on deferred policy acquisition costs, upon adoption of EITF Issue No. 99-20 on April 1, 2001 decreased net income by $6.5 million with a related increase to accumulated other comprehensive income of $1.8 million.

RESULTS OF OPERATIONS

     NET INCOME (LOSS) was $(4.8) million or $(0.10) per share for the quarter ended June 30, 2001 compared to $29.0 million or $0.60 per share for the quarter ended June 30, 2000. This decrease resulted largely from the net change in unrealized and undistributed gains in private equity limited partnerships, special compensation plan expenses, and the cumulative effect of accounting change related to the adoption of EITF 99-20 discussed above. In addition, there was higher amortization expense and interest expense, net. Partially offsetting these items was the net derivative gain and lower income tax expense. For the first six months of 2001, net income (loss) was $(54.3) million or $(1.08) per share compared to $68.4 million or $1.41 per share for the first six months of 2000. This decrease resulted largely from the cumulative effect of accounting changes discussed above. Income (loss) before cumulative effect of accounting changes decreased reflecting the net change in unrealized and undistributed gains in private equity limited partnerships and special compensation plan expense. In addition, there were increased net realized investment losses, amortization expense and interest expense, net. Partially offsetting these items were a tax benefit in 2001 compared to tax expense in 2000, higher investment spread, the net derivative gain and higher fee income.

     PRETAX INCOME was $5.0 million for the quarter ended June 30, 2001 compared to $47.7 million for the quarter ended June 30, 2000. This decrease resulted largely from the net change in unrealized and undistributed gains in private equity limited partnerships and special compensation plan expenses. In addition, there was higher amortization expense and interest expense, net. Partially offsetting these items was the net derivative gain. For the first six months of 2001, pretax income was $5.8 million compared to $110.1 million for the first six months of 2000. Pretax income decreased reflecting the net change in unrealized and undistributed gains in private equity limited partnerships and special compensation plan expense. In addition, there were increased net realized investment losses, amortization expense and interest expense, net. Partially offsetting these items higher investment spread, the net derivative gain and higher fee income.

     INVESTMENT SPREAD is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $84.0 million for the quarter ended June 30, 2001 compared to $83.2 million for the quarter ended June 30, 2000. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage for the quarter ended June 30, 2001 was 2.47% compared to 2.40% for the quarter ended June 30,

2000. For the first six months of 2001, investment spread was $171.8 million compared to $161.8 million for the first six months of 2000. The investment spread percentage was 2.50% for the first six months of 2001 compared to 2.34% for the first six months of 2000.

     Investment income was $237.4 million for the quarter ended June 30, 2001 compared to $216.4 million for the quarter ended June 30, 2000. The increase of $21.0 million in 2001 compared to 2000 includes a $24.4 million increase as a result of a higher average investment yield and a $4.4 million decrease resulting from a lower level of average invested assets. The average investment yield was 7.60% for the quarter ended June 30, 2001 compared to 6.83% for the quarter ended June 30, 2000. For the first six months of 2001, investment income was $473.7 million compared to $422.3 million for the first six months of 2000. The increase of $51.4 million in 2001 compared to 2000 includes a $54.7 million increase as a result of a higher average investment yield and a $3.3 million decrease resulting from a lower level of average invested assets. The average investment yield was 7.53% for the first six months of 2001 compared to 6.67% for the first six months of 2000. The adoption of SFAS 133 requires that call options be carried at fair value and are non-designated derivatives. The changes of the fair value of the call options are reported as a component of net derivative gains in 2001. In the prior year, the premium paid for a call option was amortized over its contract term and the call option amortization was included as a component of investment income. Investment income for the three and six months ended June 30, 2000 was net of $23.5 million and $44.6 million, respectively, of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities. If SFAS 133 was not adopted, call option amortization expense and the average investment yield would have been $23.3 million and 6.83% and $48.1 million and 6.76% for the three and six months ended June 30, 2001, respectively.

     Interest credited to policyholders totaled $153.4 million for the quarter ended June 30, 2001 compared to $133.2 million for the quarter ended June 30, 2000. The increase of $20.2 million in 2001 compared to 2000 primarily relates to a $20.8 million increase as a result of a higher average interest credited rate, partially offset by a $0.6 million decrease as a result of a slightly lower level of average policyholder balances. Policyholder balances averaged $11.9 billion (including $10.0 billion of fixed products, consisting of fixed annuities and a closed block of single premium whole life insurance, and $1.9 billion of equity-indexed annuities) for the quarter ended June 30, 2001 compared to $12.0 billion (including $9.6 billion of fixed products and $2.4 billion of equity-indexed annuities) for the quarter ended June 30, 2000. The average interest credited rate was 5.13% (5.37% on fixed products and 3.97% on equity-indexed annuities) for the quarter ended June 30, 2001 compared to 4.43% (5.26% on fixed products and 0.85% on equity-indexed annuities) for the quarter ended June 30, 2000. Keyport's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 100%) of the change in value of the S&P 500 Index. Keyport's equity-indexed annuities also provide a full guarantee of principal if held to term, plus interest at 0.85% annually. For the first six months of 2001, interest credited to policyholders totaled $301.9 million compared to $260.5 million for the first six months of 2000. The increase of $41.4 million in 2001 compared to 2000 primarily relates to a $42.2 million increase as a result of a higher average interest credited rate, partially offset by a $0.8 million decrease resulting from a slightly lower level of average policyholder balances. Policyholder balances averaged $12.0 billion (including $10.0 billion of fixed products and $2.0 billion of equity-indexed annuities) for the first six months of 2001 compared to $12.0 billion (including $9.7 billion of fixed products and $2.3 billion of equity-indexed annuities) for the first six months of 2000. The average interest credited rate was 5.03% (5.29% on fixed products and 3.77% on equity-indexed annuities) for the first six months of 2001 compared to 4.33% (5.13% on fixed products and 0.85% on equity-indexed annuities) for the first six months of 2000.

     Under SFAS 133, the index annuities are deemed to contain an embedded derivative (the change in value attributable to the change in the S&P 500 Index) and a host contract. The host contracts' interest rate is derived at the inception of the contract and an effective interest rate is utilized that will result in a liability equal to the guaranteed minimum account value at the end of the term. The embedded derivative is a non-designated derivative and the changes in fair value are reported as a component of derivative gains. In 2000, the interest credited to equity-indexed policyholders related to the participation rate is reflected net of income recognized on the S&P 500 Index call options and futures resulting in a 0.85% net credited rate. If SFAS 133 was not adopted, interest credited and the average interest credited rate would have been $144.6 million and 4.82% and $285.1 million and 4.75% for the three and six months ended June 30, 2001, respectively.

     Average investments in the Company's general account (computed without giving effect to Statement of Financial Accounting Standards No. 115), including cash and cash equivalents in the Company's annuity operations, were $12.5 billion for the quarter ended June 30, 2001 compared to $12.7 billion for the quarter ended June 30, 2000. For the first six months of 2001, such average investments were $12.6 billion compared to $12.7 billion for the first six months of 2000.

     NET DERIVATIVE GAINS of $8.0 million and $4.2 million for the three months and six months ended June 30, 2001, respectively, represent fair value changes of non-designated derivatives and the ineffective portion of fair value hedges, net of related effects on deferred policy acquisition costs.

      All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the fair value of a recognized asset ("fair value hedge") or (2) utilizes the derivative as an economic hedge ("non-designated derivative"). Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset attributable to the hedged risk, are recorded in current period operations as a component of net derivative gains. Changes in the fair value of non-designated derivatives are reported in current period operations as a component of net derivative gains.

      The Company issues equity-indexed annuity contracts that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract), is carried at fair value and is considered a non-designated derivative. The Company purchases call options and futures on the S&P 500 Index to economically hedge its obligation under the annuity contract to provide returns based upon this index. The call options and futures are non-designated derivatives. In addition, the Company utilizes non-designated total return swap agreements to hedge its obligations related to certain separate account liabilities. The net derivative gain related to changes in the fair value of the "embedded" derivatives, net of related effects on deferred policy acquisition costs was $0.3 million and $30.9 million for the three and six months ended June 30, 2001, respectively. The net derivative gain (loss) related to changes in the fair value of call options and futures, net of related effects on deferred policy acquisition costs was $5.6 million and $(28.1) million for the three and six months ended June 30, 2001, respectively.

      As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The interest rate swap agreements are designated and qualify as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on deferred policy acquisition costs, resulted in a gain of $2.6 million and $1.9 million for the three and six months ended June 30, 2001, respectively.

     The Company utilizes treasury rate lock agreements to reduce its exposure to interest rate risk related to certain of its notes payable. Treasury rate lock agreements are agreements to exchange with a counterparty payments based on an underlying principal balance (notional principal) to hedge against interest rate changes. The treasury rate lock agreements are designated and qualify as fair value hedges. The ineffective portion of the fair value hedges resulted in a loss of $0.5 million for the three and six months ended June 30, 2001.

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

     NET REALIZED INVESTMENT LOSSES were $13.4 million for the quarter ended June 30, 2001 compared to $12.9 million for the quarter ended June 30, 2000. The net realized investment losses for the three months ended June 30, 2001 and 2000 included losses of $14.0 million and $5.4 million, respectively, for certain investments where the decline in value was determined to be other-than-temporary. For the first six months of 2001 and 2000, net realized investment losses were $33.1 million and $16.8 million, respectively. The net realized investment losses for the six months ended June 30, 2001 and 2000 included losses of $35.8 million and $8.7 million, respectively, for certain investments where the decline in value was determined to be other-than-temporary.

     NET CHANGE IN UNREALIZED AND UNDISTRIBUTED (LOSSES) GAINS IN PRIVATE EQUITY LIMITED PARTNERSHIPS is accounted for on the equity method and represents primarily (decreases) increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. The net change of ($17.3) million and $7.5 million in unrealized and undistributed (losses) gains is recorded net of the related amortization of deferred policy acquisition costs of $(32.1) million and $13.8 million for the three months ended June 30, 2001 and 2000, respectively, and net of amounts realized, which are recognized in investment income, of $18.0 million and $0.8 million for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, the change of $(14.6) million and $22.5 million in unrealized and undistributed (losses) gains is recorded net of the related amortization of deferred policy acquisition costs of $(27.2) million and $41.6 million, and net of amounts realized, which are recognized in investment income, of $26.9 million and $2.5 million, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

     INVESTMENT ADVISORY AND ADMINISTRATIVE FEES are based on the market value of assets managed for mutual funds and institutional investors. Investment advisory and administrative fees were $73.2 million for the quarter ended June 30, 2001 compared to $71.3 million for the quarter ended June 30, 2000. For the first six months of 2001, investment advisory and administrative fees were $148.3 million compared to $143.2 million for the first six months of 2000.

     Average fee-based assets under management were $50.6 billion for the quarter ended June 30, 2001 compared to $52.2 billion for the quarter ended June 30, 2000. For the first six months of 2001, average fee-based assets under management were $51.3 billion compared to $51.8 billion for the first six months of 2000. The decrease during 2001 compared to 2000 included net sales for the twelve months ended June 30, 2001 and the acquisition, completed on September 29, 2000, of Wanger Asset Management, L.P., offset by negative market action for the twelve months ended June 30, 2001 and from the sale, completed on December 29, 2000, of the Company's Private Capital Management division of Stein Roe & Farnham, Incorporated. Investment advisory and administrative fees were 0.58% and 0.55% of average fee-based assets under management for the quarters ended June 30, 2001 and 2000, respectively. For the first six months of 2001 and 2000, such percentages were 0.58% and 0.55%, respectively.

     The amount of fee-based assets under management is affected by product sales and redemptions and changes in the market values of such assets under management. Fee-based assets under management and changes in such assets are set forth in the tables below (in billions).


FEE-BASED ASSETS UNDER MANAGEMENT

                                                                                          AS OF JUNE 30
                                                                                  -------------------------------
                                                                                      2001              2000
                                                                                  -------------     -------------
  Mutual Funds:
        Intermediary-distributed                                                        $17.3             $17.6
        Direct-marketed                                                                  12.4               6.5
        Closed-end                                                                        2.5               2.8
        Variable annuity                                                                  2.8               2.1
                                                                                  -------------     -------------
                                                                                         35.0              29.0
  Private Capital Management                                                                -               9.5
  Institutional                                                                          16.3              14.0
                                                                                  -------------     -------------
        Total Fee-Based Assets Under Management*                                        $51.3             $52.5
                                                                                  =============     =============

--------------
* As of June 30, 2001 and 2000, Keyport's insurance assets of $14.7 billion and $14.0 billion, respectively, bring total assets under management to $66.0 billion and $66.5 billion, respectively.


  CHANGES IN FEE-BASED ASSETS UNDER MANAGEMENT

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      JUNE 30                     JUNE 30
                                                             -------------------------- ----------------------------
                                                                 2001         2000          2001           2000
                                                             ------------- ------------ --------------  ------------

  Fee-based assets under management - beginning                   $48.9         $53.1        $51.8           $51.4
  Sales and reinvestments:
       Mutual funds                                                 2.5           1.6          5.1             3.2
       Private Capital Management                                                 0.5                          0.9
                                                                    -                          -
       Institutional                                                1.0           1.3          1.4             2.2
                                                             ------------- ------------ --------------  ------------
                                                                    3.5           3.4          6.5             6.3
                                                             ------------- ------------ --------------  ------------
  Redemptions and withdrawals:
       Mutual funds                                                (2.3)         (1.6)        (4.7)           (3.8)
       Private Capital Management                                     -          (0.3)           -            (0.5)
       Institutional                                               (0.3)         (0.6)        (0.7)           (1.0)
                                                             ------------- ------------ --------------  ------------
                                                                   (2.6)         (2.5)        (5.4)           (5.3)
                                                             ------------- ------------ --------------  ------------
  Market appreciation (depreciation)                                1.5          (1.5)        (1.6)            0.1
                                                             ------------- ------------ --------------  ------------
  Fee-based assets under management - ending                      $51.3         $52.5        $51.3           $52.5
                                                             ============= ============ ==============  ============


     DISTRIBUTION AND SERVICE FEES are based on the market value of the Company's intermediary-distributed mutual funds. Distribution fees of 0.75% are generally earned on the average assets attributable to such funds sold with 12b-1 distribution fees and contingent deferred sales charges and service fees of 0.25% (net of amounts passed on to selling brokers) are generally earned on the total of such average mutual fund assets. These fees totaled $14.3 million for the quarter ended June 30, 2001 compared to $15.1 million for the quarter ended June 30, 2000. For the first six months of 2001, distribution and service fees were $29.6 million compared to $30.5 million for the first six months of 2000. As a percentage of intermediary-distributed average mutual fund assets, distribution and service fees were approximately 0.32% for the quarter ended June 30, 2001 compared to 0.35% for the quarter ended June 30, 2000. For the first six months of 2001 and 2000, such percentages were 0.33% and 0.35%, respectively.

      TRANSFER AGENCY FEES for the Company's intermediary-distributed mutual funds are based on a three-tier structure, which includes an account fee, a transaction fee and a fee based on the market value of the assets managed. Transfer agency fees for the Company's direct-marketed mutual funds are based on the market value of the assets in the funds, and variable annuity mutual funds are charged a flat fee. Such fees were $11.7 million on average assets of $33.3 billion for the quarter ended June 30, 2001 and $12.2 million on average assets of $26.3 billion for the quarter ended June 30,

2000. For the first six months of 2001, transfer agency fees were $24.3 million on average assets of $33.8 billion compared to $24.9 million on average assets of $26.5 billion for the first six months of 2000. As a percentage of total average assets under management, transfer agency fees were approximately 0.14% for the quarter ended June 30, 2001 compared to 0.19% for the quarter ended June 30, 2000. For the first six months of 2001 and 2000, such percentages were 0.14% and 0.19%, respectively.

     SURRENDER CHARGES AND NET COMMISSIONS are revenues earned on: a) the early withdrawal of annuity policyholder balances and redemptions of the intermediary-distributed mutual funds which were sold with 12b-1 distribution fees and contingent deferred sales charges; b) the distribution of the Company's intermediary-distributed mutual funds (net of the substantial portion of commissions that is passed on to the selling brokers); and c) the sales of non-proprietary products through Independent Financial Marketing Group (net of commissions that are paid to the Company's client banks and brokers). Total surrender charges and net commissions were $8.0 million for the quarter ended June 30, 2001 compared to $9.3 million for the quarter ended June 30, 2000. For the first six months of 2001, total surrender charges and net commissions were $16.8 million compared to $20.0 million for the first six months of 2000.

     Surrender charges on fixed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed generally during the first six years. Such charges totaled $5.4 million for the quarter ended June 30, 2001 and $7.3 million for the quarter ended June 30, 2000. For the first six months of 2001, surrender charges were $11.1 million compared to $14.7 million for the first six months of 2000. Total annuity withdrawals represented 21.1% and 16.9% of the total average annuity policyholder and separate account balances for the quarters ended June 30, 2001 and 2000, respectively. For the first six months of 2001 and 2000, the corresponding percentages were 19.3% and 15.9%, respectively. The higher level of surrenders in 2001 compared to 2000 reflects increased competition for the Company's fixed and equity-indexed annuities from other investment products and a higher level of surrenders of the Company's equity-indexed annuities. Net commissions were $2.6 million for the quarter ended June 30, 2001 and $2.0 million for the quarter ended June 30, 2000. For the first six months of 2001, net commissions were $5.7 million compared to $5.3 million for the first six months of 2000.

     SEPARATE ACCOUNT FEES include mortality and expense charges earned on variable annuity and variable life policyholder balances. In addition, for certain separate institutional accounts, the difference between investment income and interest credited on these institutional accounts is included in separate account fees. These fees, which are primarily based on the market values of the assets in separate accounts supporting the contracts, were $14.4 million for the quarter ended June 30, 2001 compared to $11.1 million for the quarter ended June 30, 2000. For the first six months of 2001, separate account fees were $27.2 million compared to $21.8 million for the first six months of 2000. The increase in separate account fees was due to the increase in separate account assets in 2001. Such fees represented 1.42% and 1.23% of average variable annuity, variable life and institutional separate account balances for the quarters ended June 30, 2001 and 2000, respectively. For the first six months of 2001 and 2000, such percentages were 1.32% and 1.25%, respectively.

     OPERATING EXPENSES primarily represent compensation, marketing, and other general and administrative expenses. These expenses were $98.6 million for the quarter ended June 30, 2001 compared to $99.6 million for the quarter ended June 30, 2000. For the first six months of 2001, operating expenses were $204.0 million compared to $201.9 million for the first six months of 2000. Operating expenses expressed as a percent of average total assets under management were 0.60% and 0.60% for the quarters ended June 30, 2001 and 2000, respectively. For the first six months of 2001 and 2000, such percentages were 0.62% and 0.62%, respectively.

     RESTRUCTURING income for the three months and six months ended June 30, 2001 of $1.7 million and $0.3 million, respectively, consists of a $1.9 million gain from the sale of the Company's internal fund accounting system largely offset by severance and other expenses. The restructuring expenses primarily relate to three initiatives, which commenced during 2000, streamlining the Company's mutual fund product offerings, centralizing corporate functions and outsourcing certain mutual fund operations.

     SPECIAL COMPENSATION PLAN expense of $19.8 million and $40.2 million for the three months and six months ended June 30, 2001, respectively, relates to the Company's announcement on November 1, 2000 that it had retained the investment banking firm of Credit Suisse First Boston Corporation to review its strategic initiatives, including a possible sale of the Company. To help retain its employees during the strategic review, the Company implemented a special compensation plan that provides cash retention bonuses to substantially all employees. The retention bonuses are generally based on employees' base salary and/or target incentive compensation amounts, except for sales personnel where retention bonuses are based on sales. The estimated maximum cost of the retention bonuses, assuming all covered employees remain with the Company, is approximately $165.0 million with fifty percent payable on November 1, 2001 and the remainder payable on May 1, 2002. In the event of a change of control of the Company that occurs prior to November 1, 2001, the payments would be accelerated and the retention bonus amount would be reduced. In calculating the expense of $19.8 million and $40.2 million for the three months and six months ended June 30, 2001, an annualized turnover rate of 15% was assumed.

     AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $30.9 million for the quarter ended June 30, 2001 compared to $29.8 million for the quarter ended June 30, 2000. For the first six months of 2001, amortization of deferred policy acquisition costs was $63.6 million compared to $56.9 million for the first six months of 2000. The increase during 2001 compared to 2000 was due to the increased spread realized on the in-force business associated with fixed and equity-indexed products. Amortization expense represented 31.4% and 31.6% of investment spread and separate account fees for the quarters ended June 30, 2001 and 2000, respectively. For the first six months of 2001 and 2000, the corresponding percentages were 32.0% and 31.0%, respectively.

     AMORTIZATION OF DEFERRED DISTRIBUTION COSTS relates to the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Amortization was $12.5 million for the quarter ended June 30, 2001 compared to $10.4 million for the quarter ended June 30, 2000. For the first six months of 2001, amortization of deferred distribution costs was $24.5 million compared to $20.6 million for the first six months of 2000. The increase in 2001 compared to 2000 was due to increased sales of intermediary-distributed mutual funds, which were sold with 12b-1 distribution fees and contingent deferred sales charges.

     AMORTIZATION OF INTANGIBLE ASSETS relates to goodwill and certain identifiable intangible assets arising from business combinations accounted for as purchases. Amortization was $8.5 million for the quarter ended June 30, 2001 compared to $5.1 million for the quarter ended June 30, 2000. For the first six months of 2001, amortization of intangible assets was $17.2 million compared to $10.2 million for the first six months of 2000. The increase in amortization in 2001 is primarily attributable to the purchase of Wanger Asset Management, L.P. in September of 2000. The Company has experienced higher than anticipated redemptions of assets under management at an acquired company, which at June 30, 2001 had goodwill and other intangible assets of $76.4 million. Although the Company has determined that there is no impairment of goodwill and other intangible assets at this time, if the higher level of redemptions were to continue and sales were not to increase, the Company's estimate of related future cash flows may change, resulting in the need to record an impairment loss.

     INTEREST EXPENSE, NET was $9.3 million for the quarter ended June 30, 2001 compared to $4.2 million for the quarter ended June 30, 2000. For the first six months of 2001, interest expense, net was $19.5 million compared to $8.2 million for the first six months of 2000. Interest expense primarily consists of interest on notes payable and interest on the Liberty Funds Group revolving credit facility which is utilized to finance sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Interest expense was net of interest income of $5.2 million and $5.9 million for the quarters ended June 30, 2001 and 2000, respectively. For the first six months of 2001 and 2000, interest expense was net of interest income of $10.2 million and $11.7 million, respectively.

     INCOME TAX (EXPENSE) BENEFIT was $(3.3) million or 66.0% of pretax income for the quarter ended June 30, 2001 compared to $(18.7) million, or 39.2% of pretax income for the quarter ended June 30, 2000. For the first six months of 2001, income tax (expense) benefit was $0.7 million or 12.1% of pretax income compared to $(41.7) million or 37.9% of pretax income for the first six months of 2000. The tax rates for 2001 primarily reflect a reduction to the valuation allowance on unrealized capital losses in the "available for sale" investment portfolio in the first quarter of 2001.

FINANCIAL CONDITION

     STOCKHOLDERS' EQUITY was $1.43 billion as of June 30, 2001 compared to $1.45 billion as of December 31, 2000. The net loss for the first six months of 2001 was $47.8 million and cash dividends on the Company's preferred and common stock totaled $10.1 million. Common stock totaling $3.3 million was issued in connection with the exercise of stock options. Other comprehensive income, which consists of net unrealized investment gains net of adjustments to deferred policy acquisition costs and income taxes, during the period increased stockholders' equity by $32.9 million.

     BOOK VALUE PER SHARE amounted to $29.08 at June 30, 2001 compared to $29.68 at December 31, 2000. Excluding net unrealized gains and losses on investments (computed pursuant to Statement of Financial Accounting Standards No. 115), book value per share amounted to $29.00 at June 30, 2001 and $30.30 at December 31, 2000. As of June 30, 2001, there were 48.9 million common shares outstanding compared to 48.8 million shares as of December 31, 2000.

     INVESTMENTS not including cash and cash equivalents, totaled $12.1 billion at June 30, 2001 as compared to $12.2 billion at December 31, 2000.

     The Company manages the majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity securities for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire portfolio of fixed maturity securities as "available for sale" and accordingly carries such investments at fair value. The Company's total investments at June 30, 2001 and December 31, 2000 reflected net unrealized gains (losses) of $83.6 million and ($62.0) million, respectively.

     Approximately $11.9 billion, or 79.4%, of the Company's general account and certain separate account investments at June 30, 2001, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At June 30, 2001, the carrying value of investments in below investment grade securities totaled $1.2 billion or 8.0% of general account investments, including cash and cash equivalents in the Company's annuity operations, and certain separate account investments of $15.0 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

     The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other-than-temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports, and other externally generated information concerning the borrower's affairs. In the case of publicly traded fixed maturity securities, management also considers market value quotations if available. As of June 30, 2001 and December 31, 2000, the carrying value of fixed maturity securities that were non-income producing was $23.6 million and $24.4 million, respectively.

DERIVATIVES

     As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements, interest rate cap agreements and treasury rate lock agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. The Company had 99 and 69 outstanding swap agreements with an aggregate notional principal amount of $4.1 billion and $3.8 billion as of June 30, 2001 and December 31, 2000, respectively.

     Interest rate cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had no outstanding interest rate cap agreements as of June 30, 2001 and December 31, 2000.

     The Company utilizes treasury rate lock agreements to reduce its exposure to interest rate risk related to certain of its notes payable. Treasury rate lock agreements are agreements to exchange with a counterparty payments based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company had 2 outstanding treasury rate lock agreements with an aggregate notional principal amount of $395 million as of June 30, 2001. There were no such agreements outstanding as of December 31, 2000.

     With respect to the Company's equity-indexed annuities and certain separate account liabilities, the Company buys call options, futures and certain total return swap agreements on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $145.2 million and $337.7 million as of June 30, 2001 and December 31, 2000, respectively. The Company had open futures with a fair value of $7.5 million and $10.5 million as of June 30, 2001 and December 31, 2001, respectively. The Company had total return swap agreements with a carrying value of $24.6 million and $23.9 million as of June 30, 2001 and December 31, 2000, respectively.

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

LIQUIDITY

     The Company is a holding company whose liquidity needs include the following: (i) operating expenses; (ii) debt service; (iii) dividends on preferred and common stock; (iv) acquisitions; and (v) working capital where needed by its operating subsidiaries. The Company's principal sources of cash are dividends from its operating subsidiaries, and, in the case of funding for acquisitions and certain long-term capital needs of its subsidiaries, long-term borrowings and offerings of preferred and common stock. In connection with the Wanger acquisition, the Company issued $200.0 million of debt to Liberty Mutual Insurance Company and its affiliates. Such debt is payable upon any change of control of the Company. It is anticipated that this debt will be repaid in connection with the merger.

     The Company also has a $150.0 million revolving credit facility (the "Facility") which is utilized to finance sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. The Facility was established in April 1999. This five year Facility is secured by such

12b-1 distribution fees and contingent deferred sales charges. Interest accrues on the outstanding borrowings under the Facility at a rate determined by sales of highly rated commercial paper backed in part by the security interest in such fees and charges. At June 30, 2001, the interest rate on borrowings under the Facility was 4.05% per annum.

     Current Rhode Island insurance law applicable to Keyport permits the payment of dividends or distributions, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of
(i) 10% of Keyport's statutory surplus as of the preceding December 31 or (ii) Keyport's statutory net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of June 30, 2001, the amount of dividends that Keyport could pay during 2001 without such approval was $38.4 million. Future regulatory changes and credit agreements may create additional limitations on the ability of the Company's subsidiaries to pay dividends.

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

     Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from annuity premiums and deposits, net investment income, and from the sales and maturities of fixed investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of June 30, 2001, $11.9 billion, or 79.4%, of Keyport's general account and certain separate account investments are considered readily marketable.

     To the extent that unanticipated surrenders cause Keyport to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurances can be given, Keyport believes that liquidity to fund anticipated withdrawals would be available through incoming cash flow and the sale of short-term or floating-rate investments, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market. In addition, the Company's fixed-rate products incorporate surrender charges to encourage persistency and to make the cost of its policyholder balances more predictable. Approximately 76.0% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions as of June 30, 2001.

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

FORWARD-LOOKING STATEMENTS

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Investors are cautioned that all statements not based on historical fact, trend analyses and other information contained in this report or in any of the Company's filings under Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), relative to the Company's plans, markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions, constitute forward-looking statements under the Reform Act. These forward-looking statements are made based on current expectations and assumptions and are subject to known and unknown risks, uncertainties and other factors, many of which are beyond the Company's control, that may cause actual results to be materially different from those expressed or implied by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and market factors, such as prevailing interest rate levels, stock market performance and fluctuations in the market for retirement-oriented savings products and investment management products, which may adversely affect the ability of the Company to sell its products and services and the market value of the Company's investments and assets under management and, therefore, the portion of its revenues that are based on a percentage of assets under management; (2) the Company's ability to manage effectively its investment spread (i.e. the amount by which investment income exceeds interest credited to annuity and life insurance policyholders) as a result of changes in interest rates and crediting rates to policyholders, market conditions and other factors (the Company's results of operations and financial condition are significantly dependent on the Company's ability to manage effectively its investment spread);
(3) that unrealized and undistributed gains in private equity limited partnerships will not be realized or that future losses on such investments will not occur; (4) levels of surrenders, withdrawals and net redemptions of the Company's retirement-oriented insurance products and investment management products; (5) the Company's ability to establish and maintain relationships with investment management clients, including levels of assets under management; (6) the ability of the Company to manage effectively certain risks with respect to its investment portfolio, including risks relating to holding below investment grade securities and the ability to dispose of illiquid and/or restricted securities at desired times and prices, and the ability to manage and hedge against interest rate changes through asset/liability management techniques; (7) competition in the sale of the Company's products and services, including the Company's ability to establish and maintain relationships with distributors of its products; (8) changes in financial ratings of Keyport or those of its competitors; (9) the Company's ability to attract and retain key employees, including senior officers, portfolio managers and sales executives; (10) the impact of and compliance by the Company with existing and future regulation, including restrictions on the ability of certain subsidiaries to pay dividends and any obligations of the Company under any guaranty fund assessment laws; (11) changes in applicable tax laws which may affect the relative tax advantages and attractiveness of some of the Company's products; (12) the result of any litigation or legal proceedings involving the Company; (13) changes in generally accepted accounting principles and the impact of accounting principles and pronouncements on the Company's financial condition and results of operations;
(14) changes in the Company's senior debt ratings; (15) changes in operating expense levels; (16) acquisition risks, including risks that the acquisition and integration of Wanger Asset Management, L.P. will not be as successful as anticipated; (17) sales risks, including the risk that the proposed sale of the Company's annuity and bank marketing business to Sun Life Financial will not be consummated; (18) risks that the Company will not achieve favorable effective tax rates; (19) risks that the Company's restructuring efforts and retention efforts will not be successful; (20) risks related to the consummation of the sale of the Company's annuity and bank marketing business to Sun Life or its asset management business to Fleet and the merger of the Company with a wholly owned subsidiary of Liberty Mutual; (21) benefits of the Fleet and Sun Life transactions and the merger failing to materialize; (22) risks related to the Company's proposed actions with respect to its preferred stock and senior debt;
(23) the failure of conditions to the closing of the Sun Life transaction, the Fleet transaction or the merger with Liberty Mutual to be satisfied in a timely manner or at all; (24) a decrease pursuant to the Fleet purchase agreement in the consideration to be paid by Fleet to purchase the Company's asset management business; (25) a decrease in the consideration payable to the Company's stockholders in the merger as a result of adjustments to the consideration paid by Fleet or other adjustments set forth in the merger agreement; (26) that the merger will not be consummated if either of the Sun Life transaction or the Fleet transaction do not close; (27) risks that the actual after-tax gain and net proceeds on the sale of Keyport and Independent Financial Marketing Group ("IFMG") may be different than estimates due to, among other things, changes in the estimated stockholders' equity of Keyport and IFMG including the effects of Statement of Financial Accounting

Standards No. 115 - net unrealized investment gains and losses, changes in estimated income taxes on the sale, transaction costs and other factors; (28) increased volatility of reported income associated with the adoption of SFAS Nos. 133 and 138; and (29) the other risk factors or uncertainties contained from time to time in any document incorporated by reference in this report or otherwise filed by the Company under the Exchange Act. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that the estimates and expectations reflected in such statements will be achieved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes during the first six months of 2001 in the Company's market risks or in the methods which the Company uses to manage such risks, which are described in the Company's Form 10-K (as amended) for the year ended December 31, 2000.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 5, 2001, a lawsuit seeking class action status was filed by purported stockholders of the Company in the Superior Court of Suffolk County, Massachusetts, against the Company, Fleet, Liberty Mutual and the directors of the Company. The plaintiff in the lawsuit alleges, among other things, that the Company, Liberty Mutual and the directors of the Company have breached fiduciary duties owed to the Company's stockholders other than Liberty Mutual and its affiliates, by not obtaining the best possible price in the proposed Fleet transaction and the merger with Liberty Mutual. The plaintiff seeks, among other things, an order enjoining the merger from being consummated (or, if consummated, an order rescinding the transaction) and an award of attorneys' fees and other costs of litigation. In the event the merger is consummated, the plaintiff has indicated that it may choose to continue its action and seek rescission of the merger, damages or both. The Company believes that this lawsuit is without merit and intends to vigorously defend it. On July 10, 2001, the Company, Liberty Mutual and the directors of the Company moved to dismiss the plaintiff's complaint in its entirety. The plaintiff has not yet responded to our motion to dismiss. Also, on July 11, 2001, the Company and its directors moved to stay all discovery pending a decision on the motion to dismiss.

     In May 2001, after the announcement of the signing of the Sun Life purchase agreement with respect to the Company's annuity and bank marketing business, the Company received a letter on behalf of a company that claims that it has a right of first refusal with respect to the sale of Independent Financial Marketing Group, one of the subsidiaries to be purchased by Sun Life in the Sun Life transaction. The Company believes that the claim is without merit and intends to vigorously dispute it and to proceed with and complete the Sun Life transaction as soon as the conditions to closing the transaction have been satisfied or waived.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      12  Statement re Computation of Ratios

(b)   REPORTS ON FORM 8-K

         On May 4, 2001, the Company filed a report on Form 8-K under Item 5 of such form. A copy of the definitive agreement to sell the Company's annuity and bank marketing business to Sun Life Financial was filed as Exhibit 99.1 to the Form 8-K.

         On June 6, 2001, the Company filed a report on Form 8-K under Item 5 of such form. A copy of the definitive agreement to sell the Company's asset management business to Fleet National Bank was filed as Exhibit 99.1 to the Form 8-K. A copy of the definitive agreement to merge a wholly owned subsidiary of Liberty Mutual Insurance Company with and into the Company was filed as Exhibit 99.2 to the Form 8-K.

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


                                               LIBERTY FINANCIAL COMPANIES, INC.

                                                     /s/ J. Andy Hilbert
                                               ---------------------------------
                                                       J. Andy Hilbert
                                                 (Duly Authorized Officer and
                                                   Chief Financial Officer)






Date:   July 31, 2001

                                  EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION                                             PAGE

       12      Statement re Computation of Ratios                       30