Form 10-Q
period 2001-09-30
LIBERTY FINANCIAL COMPANIES INC /MA/
filed 2001-11-08
CIK 936372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended           September 30, 2001
                                     -------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                      to
                                     --------------------    -------------------


                         Commission file number: 1-13654


                        LIBERTY FINANCIAL COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Massachusetts                                                    04-3260640
----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)


600 Atlantic Avenue, Boston, Massachusetts                                         02210-2214
----------------------------------------------------------------------------------------------------------
 (Address of principal executive offices)                                          (Zip Code)

                                 (617) 722-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

   There were 49,131,858 shares of the registrant's Common Stock, $.01 par value, and no shares of the registrant's Series A Convertible Preferred Stock, $.01 par value, outstanding as of October 31, 2001.

Exhibit Index - Page 28                                           Page 1 of 80

                        LIBERTY FINANCIAL COMPANIES, INC.
        QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS


PART I.            FINANCIAL INFORMATION                                                                  PAGE
-------                                                                                                   ----
Item 1.            Financial Statements

                   Consolidated Balance Sheets as of September 30, 2001 and December 31,
                      2000                                                                                  3

                   Consolidated Statements of Operations for the Three Months and Nine
                      Months Ended September 30, 2001 and 2000                                              4

                   Consolidated Statements of Cash Flows for the Nine Months Ended
                      September 30, 2001 and 2000                                                           5

                   Consolidated Statement of Stockholders' Equity for the Nine Months Ended
                      September 30, 2001                                                                    6

                   Notes to Consolidated Financial Statements                                               7

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                           14

Item 3.            Quantitative and Qualitative Disclosures About Market Risk                              26

PART II.           OTHER INFORMATION
--------

Item 1.            Legal Proceedings                                                                       26

Item 6.            Exhibits and Reports on Form 8-K                                                        26

Signatures                                                                                                 27

Exhibit Index                                                                                              28

                        LIBERTY FINANCIAL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                         SEPTEMBER 30            DECEMBER 31
                                                                             2001                   2000
                                                                         ------------            -----------
                                                                          UNAUDITED
                                     ASSETS
Assets:
   Investments                                                             $12,053.2              $12,232.4
   Cash and cash equivalents                                                 1,959.4                1,891.0
   Accrued investment income                                                   142.8                  163.5
   Deferred policy acquisition costs                                           531.0                  547.9
   Deferred distribution costs                                                 175.2                  169.4
   Intangible assets                                                           507.3                  533.0
   Other assets                                                                402.3                  401.0
   Separate account assets                                                   3,853.3                4,212.5
                                                                           ---------              ---------
                                                                           $19,624.5              $20,150.7
                                                                           =========              =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policyholder balances                                                   $12,033.3              $11,968.5
   Notes payable to affiliates                                                 200.0                  200.0
   Notes payable                                                               565.3                  563.2
   Payable for investments purchased and loaned                              1,220.9                1,364.5
   Other liabilities                                                           379.8                  429.3
   Separate account liabilities                                              3,823.4                4,166.8
                                                                           ---------              ---------
      Total liabilities                                                     18,222.7               18,692.3
                                                                           ---------              ---------

Series A redeemable convertible preferred stock, par value $.01;
   authorized, issued and outstanding, no shares in 2001 and
   213,242 shares in 2000                                                         --                   10.7
                                                                           ---------              ---------

Stockholders' Equity:
   Common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding, 48,975,583 shares in 2001 and
      48,784,459 shares in 2000                                                  0.5                    0.5
   Additional paid-in capital                                                  954.2                  949.1
   Retained earnings                                                           413.9                  532.4
   Accumulated other comprehensive income (loss)                                35.7                  (30.6)
   Unearned compensation                                                        (2.5)                  (3.7)
                                                                           ---------              ---------
      Total stockholders' equity                                             1,401.8                1,447.7
                                                                           ---------              ---------
                                                                           $19,624.5              $20,150.7
                                                                           =========              =========


          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        SEPTEMBER 30               SEPTEMBER 30
                                                                    --------------------         ------------------
                                                                     2001         2000            2001       2000
                                                                    -------      -------         -------    -------
Investment income, including distributions from private
       equity limited partnerships of $0 and $26.9 million
       for the three months and nine months ended
       September 30, 2001, respectively, and $6.2 million
       and $8.7 million for the three months and nine months
       ended September 30, 2000, respectively                       $ 196.8      $ 214.1         $ 670.5    $ 636.4
Interest credited to policyholders                                   (148.0)      (135.8)         (449.9)    (396.3)
                                                                    -------      -------         -------    -------
INVESTMENT SPREAD                                                      48.8         78.3           220.6      240.1
                                                                    -------      -------         -------    -------
NET DERIVATIVE LOSSES                                                  (5.7)          --            (1.5)        --
                                                                    -------      -------         -------    -------
NET REALIZED INVESTMENT LOSSES                                        (25.3)       (20.8)          (58.4)     (37.6)
                                                                    -------      -------         -------    -------
NET CHANGE IN UNREALIZED AND UNDISTRIBUTED (LOSSES) GAINS IN
       PRIVATE EQUITY LIMITED PARTNERSHIPS                             (2.5)         5.9           (17.1)      28.4
                                                                    -------      -------         -------    -------
Fee income:
       Investment advisory and administrative fees                     71.1         71.2           219.4      214.4
       Distribution and service fees                                   12.3         15.6            41.9       46.1
       Transfer agency fees                                            12.0         12.3            36.3       37.2
       Surrender charges and net commissions                            8.3         10.1            25.1       30.1
       Separate account fees                                           12.4         11.8            39.6       33.6
                                                                    -------      -------         -------    -------
TOTAL FEE INCOME                                                      116.1        121.0           362.3      361.4
                                                                    -------      -------         -------    -------
Expenses:
       Operating expenses                                             (99.5)       (98.1)         (303.5)    (300.0)
       Restructuring                                                    0.2        (11.3)            0.5      (11.3)
       Strategic review expenses                                      (51.0)          --           (91.2)        --
       Amortization of deferred policy acquisition costs              (24.2)       (26.9)          (87.8)     (83.8)
       Amortization of deferred distribution costs                    (12.9)       (10.9)          (37.4)     (31.5)
       Amortization of intangible assets                               (8.4)        (5.1)          (25.6)     (15.3)
       Interest expense, net                                          (11.0)        (4.8)          (30.5)     (13.0)
                                                                    -------      -------         -------    -------
TOTAL EXPENSES                                                       (206.8)      (157.1)         (575.5)    (454.9)
                                                                    -------      -------         -------    -------

PRETAX INCOME (LOSS)                                                  (75.4)        27.3           (69.6)     137.4
Income tax (expense) benefit                                           26.3         (5.2)           27.0      (46.9)
                                                                    -------      -------         -------    -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES          (49.1)        22.1           (42.6)      90.5
Cumulative effect of accounting changes, net of tax                      --           --           (60.8)        --
                                                                    -------      -------         -------    -------
NET INCOME (LOSS)                                                   $ (49.1)     $  22.1         $(103.4)   $  90.5
                                                                    =======      =======         =======    =======

Net income (loss) per share - basic:
       Income (loss) before cumulative effect of accounting
         changes                                                    $ (1.02)     $  0.46         $ (0.89)   $  1.89
                                                                    =======      =======         =======    =======
       Net income (loss)                                            $ (1.02)     $  0.46         $ (2.14)   $  1.89
                                                                    =======      =======         =======    =======

Net income (loss) per share - assuming dilution:
       Income (loss) before cumulative effect of accounting
         changes                                                    $ (0.99)     $  0.45         $(0.85)    $  1.86
                                                                    =======      =======         =======    =======
       Net income (loss)                                            $ (0.99)     $  0.45         $(2.06)    $  1.86
                                                                    =======      =======         =======    =======

          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                    UNAUDITED


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                  ----------------------------
                                                                                    2001               2000
                                                                                  ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $  (103.4)         $    90.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Cumulative effect of accounting changes, net of tax                                 60.8                 --
   Non-cash derivative activity                                                        95.2                 --
   Depreciation and amortization                                                       73.2               59.1
   Interest credited to policyholders                                                 449.9              396.3
   Net realized investment losses                                                      58.4               37.6
   Net change in unrealized and undistributed losses (gains) in
      private equity limited partnerships                                              17.1              (28.4)
   Net (accretion) amortization on investments                                        (11.9)              58.5
   Change in deferred policy acquisition costs                                        (55.3)              (0.9)
   Net change in other assets and liabilities                                        (158.9)             (81.1)
                                                                                  ---------          ---------
        Net cash provided by operating activities                                     425.1              531.6
                                                                                  ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments purchased available for sale                                        (1,961.0)          (4,757.9)
   Investments sold available for sale                                              2,048.3            4,756.1
   Investments matured available for sale                                              86.6              110.8
   Change in policy loans, net                                                        (12.4)             (16.9)
   Change in mortgage loans, net                                                        1.9                2.1
   Acquisition, net of cash acquired                                                     --             (274.2)
   Other                                                                               (4.8)              44.4
                                                                                  ---------          ---------
          Net cash provided by (used in) investing activities                         158.6             (135.6)
                                                                                  ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Withdrawals from policyholder accounts                                          (1,957.6)          (1,545.7)
   Deposits to policyholder accounts                                                1,568.3            1,177.3
   Securities lending                                                                (106.7)             558.5
   Change in notes payable                                                              2.2              229.1
   Exercise of stock options                                                            4.5                2.2
   Dividends paid                                                                     (15.1)              (4.7)
   Redemption of preferred stock                                                      (10.9)              (5.5)
                                                                                  ---------          ---------
           Net cash (used in) provided by financing activities                       (515.3)             411.2
                                                                                  ---------          ---------
   Increase in cash and cash equivalents                                               68.4              807.2
   Cash and cash equivalents at beginning of period                                 1,891.0            1,232.6
                                                                                  ---------          ---------
   Cash and cash equivalents at end of period                                     $ 1,959.4          $ 2,039.8
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

                        LIBERTY FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (IN MILLIONS)
                                    UNAUDITED


                                                                     ACCUMULATED
                                       ADDITIONAL                        OTHER                                 TOTAL
                             COMMON     PAID-IN       RETAINED       COMPREHENSIVE         UNEARNED        STOCKHOLDERS'
                             STOCK      CAPITAL       EARNINGS       INCOME (LOSS)       COMPENSATION          EQUITY
                             ------    ----------     --------       -------------       ------------      -------------
BALANCE,
   DECEMBER 31, 2000          $0.5       $949.1       $ 532.4            $(30.6)            $(3.7)            $1,447.7
Effect of stock-based
   compensation plans                       5.1                                               1.2                  6.3
Common stock
   dividends                                            (14.7)                                                   (14.7)
Preferred stock
   dividends                                             (0.4)                                                    (0.4)
Net income (loss)                                      (103.4)                                                  (103.4)
Other comprehensive
    income, net of tax                                                     66.3                                   66.3
                              ----       ------        -------           ------             -----             --------
BALANCE,
   SEPTEMBER 30, 2001         $0.5       $954.2        $ 413.9           $ 35.7             $(2.5)            $1,401.8
                              ====       ======        =======           ======             =====             ========

          See accompanying notes to consolidated financial statements.

                        LIBERTY FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                    UNAUDITED

1.   GENERAL

          The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K (as amended) for the year ended December 31, 2000. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current period presentation.

2.   SUBSEQUENT EVENTS - DISPOSITIONS AND MERGER

         On October 31, 2001, the Company sold its annuity and bank marketing business to Sun Life Assurance Company of Canada, a Canadian insurance corporation ("Sun Life"). As part of this sale, Sun Life acquired
     Keyport Life Insurance Company and Independent Financial Marketing Group. Sun Life paid approximately $1.7 billion in cash resulting in an estimated $116 million after-tax gain. The Company received proceeds, net of estimated transaction costs and taxes, of approximately $1.454 billion.
     A copy of the Sun Life Stock Purchase Agreement was included as an exhibit to a Form 8-K filed on May 4, 2001.

         On November 1, 2001, the Company sold its asset management business to Fleet National Bank ("Fleet"). In connection with this sale, Fleet acquired all of the Company's asset management operations, including:
     Colonial Management Associates, Crabbe Huson Group, Inc., Liberty Asset Management Company, Liberty Funds Distributor, Liberty Funds Services, Newport Pacific Management, Inc., Progress Investment Management, Inc., Stein Roe & Farnham Incorporated and Liberty Wanger Asset Management. Fleet paid approximately $900 million in cash and assumed approximately $110 million in revolving debt incurred by a subsidiary of the Company to finance sales commissions resulting in an estimated $52 million after-tax gain. The Company received proceeds, net of estimated transaction costs and taxes, of approximately $686 million. A copy of the Fleet Stock Purchase Agreement was included as an exhibit to a Form 8-K filed on June 6, 2001.

         The following unaudited pro forma summary presents information as if the sales of the annuity and bank marketing business to Sun Life and the asset management business to Fleet had occurred as of January 1, 2000. The pro forma information does not necessarily reflect the actual results that would have occurred.


                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                             ------------------
     IN MILLIONS, EXCEPT PER SHARE DATA                       2001        2000
                                                             ------      ------
     Net income (loss)                                       $(50.0)      $2.8
                                                             ======       =====
     Net income (loss) per share - assuming dilution         $(1.00)      $0.06
                                                             ======       =====

         On June 4, 2001, the Company announced that it had entered into a merger agreement with Liberty Mutual Insurance Company ("Liberty Mutual"). Under the agreement, the Company will become a wholly owned subsidiary of Liberty Mutual and the Company's public stockholders will receive a cash amount currently estimated to be $33.44 per share. Such amount is subject to adjustment in certain circumstances and may be materially different than $33.44. The closing under the merger transaction is subject to certain conditions. A copy of the Merger Agreement was included as an exhibit to a Form 8-K filed on June 6, 2001.

          On October 15, 2001, the Company commenced a cash tender offer to purchase all of its outstanding 6.75% notes due November 15, 2008 and its 7.625% debentures due November 15, 2028, collectively referred to as (the "securities"). To date, the Company has received tenders on approximately 95% of the securities. Payment, anticipated to occur on November 13, 2001, on the securities will be made from the net proceeds received in the Sun Life and Fleet transactions. In addition, debt of $200 million issued to Liberty Mutual and its affiliates was liquidated on November 1, 2001.

3.   CHANGES IN ACCOUNTING PRINCIPLES

         The cumulative effect of accounting changes, net of tax for the nine months ended September 30, 2001 of $60.8 million includes a loss of $54.3 million relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" (collectively hereafter referred to as the "Statement") in the quarter ended March 31, 2001 and a loss of $6.5 million relating to the adoption of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in the quarter ended June 30, 2001.

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

4.   ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

         All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the fair value of a recognized asset ("fair value hedge") or (2) utilizes the derivative as an economic hedge ("non-designated derivative"). Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset attributable to the hedged risk, are recorded in current period operations as a component of net derivative losses. Changes in the fair value of non-designated derivatives are reported in current period operations as a component of net derivative losses.

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

         As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The interest rate swap agreements are designated and qualify as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on deferred policy acquisition costs, resulted in losses of $4.5 million and $2.6 million for the three and nine months ended September 30, 2001, respectively.

         The Company utilizes treasury rate lock agreements to reduce its exposure to interest rate risk related to certain of its notes payable. Treasury rate lock agreements are agreements to exchange with a counterparty payments based on an underlying principal balance (notional principal) to hedge against interest rate changes. The treasury rate lock agreements are designated and qualify as fair value hedges. The ineffective portion of the fair value hedges resulted in gains of $0.8 million and $0.3 million for the three and nine months ended September 30, 2001, respectively.

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

5.   SEGMENT INFORMATION

         Prior to the sale of its two segments to Sun Life and Fleet (see
     Note 2), the Company was an asset accumulation and management company with two reportable segments: retirement-oriented insurance
     (principally annuities) and asset management. The annuity insurance business is conducted at Keyport Life Insurance Company ("Keyport"). Keyport generates investment spread income from the investment portfolio which supports policyholder balances associated with its fixed and indexed annuity business and its closed block of single premium whole life insurance. The annuity insurance business also derives fee income from the administration of fixed, indexed and variable annuity contracts. The asset management business is conducted at Liberty Funds Group, an investment advisor (through its subsidiary Colonial Management
     Associates), distributor and transfer agent to mutual funds, Stein
     Roe & Farnham Incorporated, a diversified investment advisor, Newport Pacific Management, Inc., an investment advisor to mutual funds and institutional accounts specializing in Asian equity markets, Crabbe Huson Group, Inc., an investment advisor to mutual funds and institutional accounts, Progress Investment Management Company, an investment advisor to institutional accounts, Liberty Asset Management Company, an investment advisor to mutual funds, and Liberty Wanger Asset Management, an investment advisor to mutual funds and institutional accounts. The asset management business derives fee income from investment products and services.

         The Company's reportable segments offer different products and are each managed separately. Information by reportable segment is shown below (in millions):


                                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                            SEPTEMBER 30           SEPTEMBER 30
                                                                          -------------------   --------------------
                                                                           2001        2000       2001         2000
                                                                          ------      -------   --------      ------
     Statement of Operations Data

     REVENUES (EXCLUDING NET REALIZED INVESTMENT LOSSES AND
     NET CHANGE IN UNREALIZED AND UNDISTRIBUTED (LOSSES)
     GAINS IN PRIVATE EQUITY LIMITED PARTNERSHIPS):
       Annuity:
         Unaffiliated                                                     $212.6      $236.8    $  735.9      $700.6
         Intersegment                                                       (4.6)       (4.1)      (13.8)      (12.2)
                                                                          ------      ------    --------      ------
         Total annuity                                                     208.0       232.7       722.1       688.4
                                                                          ------      ------    --------      ------
       Asset management:
         Unaffiliated                                                       94.6        98.3       295.4       297.2
         Intersegment                                                        4.6         4.1        13.8        12.2
                                                                          ------      ------    --------      ------
         Total asset management                                             99.2       102.4       309.2       309.4
                                                                          ------      ------    --------      ------
         Total revenues (excluding net realized investment
           losses and net change in unrealized and
           undistributed (losses) gains in private equity
           limited partnerships)                                          $307.2      $335.1    $1,031.3      $997.8
                                                                          ======      ======    ========      ======

     Statement of Operations Data

     INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT
       OF ACCOUNTING CHANGES:
       Annuity:
         Income before amortization of intangible assets                  $ 15.7      $ 50.8    $  125.9      $149.4
         Amortization of intangible assets                                  (0.3)       (0.3)       (0.9)       (0.9)
                                                                          ------      ------    --------      ------
           Subtotal annuity                                                 15.4        50.5       125.0       148.5
                                                                          ------      ------    --------      ------
       Asset management:
         Income before amortization of intangible assets                    12.3        21.6        43.2        57.6
         Amortization of intangible assets                                  (8.0)       (4.8)      (24.4)      (14.4)
                                                                          ------      ------    --------      ------
           Subtotal asset management                                         4.3        16.8        18.8        43.2
                                                                          ------      ------    --------      ------
       Other:
         Loss before amortization of intangible assets                     (16.4)      (13.8)      (46.9)      (33.8)
         Amortization of intangible assets                                  (0.1)         --        (0.3)         --
                                                                          ------      ------    --------      ------
          Subtotal other                                                   (16.5)      (13.8)      (47.2)      (33.8)
                                                                          ------      ------    --------      ------
       Income before non-operating items, cumulative effect
          of accounting changes and income taxes                             3.2        53.5        96.6       157.9
       Net realized investment losses                                      (25.3)      (20.8)      (58.4)      (37.6)
       Net change in unrealized and undistributed (losses)
          gains in private equity limited partnerships                      (2.5)        5.9       (17.1)       28.4
       Restructuring                                                         0.2       (11.3)        0.5       (11.3)
       Strategic review expenses                                           (51.0)         --       (91.2)         --
                                                                          ------      ------    --------      ------
          Pretax income (loss)                                            $(75.4)     $ 27.3    $  (69.6)     $137.4
                                                                          ======      ======    ========      ======

6.   INVESTMENTS

         Investments were comprised of the following (in millions):


                                               SEPTEMBER 30         DECEMBER 31
                                                  2001                 2000
                                               ------------         -----------
Fixed maturities                                 $10,829.1            $10,668.3
Equity securities                                     57.7                 76.4
Policy loans                                         633.2                620.8
Other invested assets                                533.2                866.9
                                                 ---------            ---------
    Total                                        $12,053.2            $12,232.4
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

7.   NET INCOME PER SHARE

         The following table sets forth the computation of net income per share-basic and net income per share-assuming dilution:


                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30              SEPTEMBER 30
                                                               ------------------------  --------------------------
                                                                  2001         2000         2001           2000
                                                               ----------   -----------  -----------    -----------
    Numerator (in millions)
       Income (loss) before cumulative effect of accounting
           changes                                             $    (49.1)  $     $22.1  $     (42.6)   $      90.5
       Less: preferred stock dividends                               (0.4)         (0.2)        (0.7)          (0.6)
                                                               ----------   -----------  -----------    -----------
       Numerator for income (loss) per share-basic-income
        (loss) before cumulative effect of accounting changes
        available to common stockholders                            (49.5)         21.9        (43.3)          89.9
       Cumulative effect of accounting changes, net of tax             --            --        (60.8)            --
                                                               ----------   -----------  -----------    -----------
       Numerator for net income (loss) per share-basic-net
        income (loss) available to common stockholders         $    (49.5)  $      21.9  $    (104.1)   $      89.9
                                                               ==========   ===========  ===========    ===========

       Income (loss) before cumulative effect of accounting
          changes available to common stockholders             $    (49.5)  $      21.9  $     (43.3)   $      89.9
        Plus: income impact of assumed conversions
          Preferred stock dividends                                   0.4           0.2          0.7            0.6
                                                               ----------   -----------  -----------    -----------
       Numerator for income (loss) per share-assuming
          dilution-income (loss) before cumulative effect
          of accounting changes available to common
          stockholders after assumed conversions                    (49.1)         22.1        (42.6)          90.5
       Cumulative effect of accounting changes, net of tax             --            --        (60.8)            --
                                                                ------------ ------------ ------------  ------------
       Numerator for net income (loss) per share-assuming
          dilution-net income (loss) available to common
          stockholders after assumed conversions               $    (49.1)  $      22.1  $    (103.4)   $      90.5
                                                               ==========   ===========  ===========    ===========

    Denominator
       Denominator for net income (loss) per share-basic-
          weighted-average shares                              48,717,648    47,927,182   48,653,911     47,680,808
       Effect of dilutive securities:
          Employee stock options                                  885,981       588,352    1,159,648        407,683
          Convertible preferred stock                             194,570       339,547      289,496        440,543
                                                               ----------   -----------  -----------    -----------
       Dilutive potential common shares                         1,080,551       927,899    1,449,144        848,226
                                                               ----------   -----------  -----------    -----------
       Denominator for net income (loss) per share-assuming
          dilution                                             49,798,199    48,855,081   50,103,055     48,529,034
                                                               ==========   ===========  ===========    ===========

    Net income (loss) per share-basic:
       Income (loss) before cumulative effect of accounting
          changes                                              $    (1.02)   $     0.46  $     (0.89)   $      1.89
       Cumulative effect of accounting changes, net of tax             --            --        (1.25)            --
                                                               ----------   -----------  -----------    -----------
       Net income (loss)                                       $    (1.02)   $     0.46  $     (2.14)   $      1.89
                                                               ==========   ===========  ===========    ===========

    Net income (loss) per share - assuming dilution:
       Income (loss) before cumulative effect of accounting
          changes                                              $    (0.99)   $     0.45  $     (0.85)   $      1.86
       Cumulative effect of accounting changes, net of tax             --            --        (1.21)            --
                                                               ----------   -----------  -----------    -----------
       Net income (loss)                                       $    (0.99)   $     0.45  $     (2.06)   $      1.86
                                                               ==========   ===========  ===========    ===========

8.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) was comprised of the following (in millions):


                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30                SEPTEMBER 30
                                                      ---------------------      -----------------------
                                                       2001           2000         2001            2000
                                                      -------        ------      --------         ------
    Net income (loss)                                 $(49.1)        $ 22.1      $(103.4)         $ 90.5
    Other comprehensive income, net of taxes:
        Net unrealized gains on securities              31.6           84.3         66.3            46.0
                                                      ------         ------      -------          ------
    Comprehensive income (loss)                       $(17.5)        $106.4      $ (37.1)         $136.5
                                                      ======         ======      =======          ======

9.   REDEMPTION OF PREFERRED STOCK

     The Company redeemed all outstanding shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock") on August 23, 2001 (the "Redemption Date"). The redemption price was $51.54688 per share and included all dividends unpaid and accruing up to the Redemption Date. Any holders who did not want to participate in this redemption converted their Preferred Stock into shares of the Company's Common Stock (the "Common Stock") and received a number of shares of Common Stock determined by multiplying
1.58385 times the number of shares of Preferred Stock converted, with a cash payment in lieu of any fractional shares of Common Stock. As a result of this transaction, the Company paid $10.9 million and issued 1,656 shares of Common Stock.

10.  SEPTEMBER 11, 2001

     The Company has approximately $440.6 million of fixed maturities invested in entities associated with the airline, hotel, and hospitality businesses. The national tragedy of September 11, 2001 has had an adverse impact on these industries. The Company has not recorded any other-than-temporary declines due to the decrease in market value of these investments subsequent to the September 11 terrorist attacks.

     The Company also has a swap agreement in which the Company participates in a reinsurance pool of catastrophic insurance. The Company's maximum exposure under this agreement is $13.6 million per calendar year. The Company's estimated pro-rata share of losses associated with the September 11 terrorist attacks is $11.8 million, which has been recorded as a reduction to net investment income.

11.  RECENT ACCOUNTING PRONOUNCEMENT

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition and distinguishes between intangible assets that have a finite useful life and intangible assets that have an indefinite useful life. If no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset, the useful life of the asset shall be considered to be indefinite. Intangible assets that have a finite useful life are amortized in accordance with the requirements of SFAS No. 142. Intangible assets that have an indefinite useful life are not amortized until their useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

     All of the provisions of SFAS No. 142 are to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. The Company has not yet determined the impact of SFAS No. 142.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On October 31, 2001, the Company sold its annuity and bank marketing business to Sun Life Assurance Company of Canada, a Canadian insurance corporation ("Sun Life"). As part of this sale, Sun Life acquired Keyport Life Insurance Company and Independent Financial Marketing Group. Sun Life paid approximately $1.7 billion in cash resulting in an estimated $116 million after-tax gain. The Company received proceeds, net of estimated transaction costs and taxes, of approximately $1.454 billion. A copy of the Sun Life Stock Purchase Agreement was included as an exhibit to a Form 8-K filed on May 4, 2001.

     On November 1, 2001, the Company sold its asset management business to Fleet National Bank ("Fleet"). In connection with this sale, Fleet acquired all of the Company's asset management operations, including: Colonial Management Associates, Crabbe Huson Group, Inc., Liberty Asset Management Company, Liberty Funds Distributor, Liberty Funds Services, Newport Pacific Management, Inc., Progress Investment Management, Inc., Stein Roe & Farnham Incorporated and Liberty Wanger Asset Management. Fleet paid approximately $900 million in cash and assumed approximately $110 million in revolving debt incurred by a subsidiary of the Company to finance sales commissions resulting in an estimated $52 million after-tax gain. The Company received proceeds, net of estimated transaction costs and taxes, of approximately $686 million. A copy of the Fleet Stock Purchase Agreement was included as an exhibit to a Form 8-K filed on June 6, 2001.

     On June 4, 2001, the Company announced that it had entered into a merger agreement with Liberty Mutual Insurance Company ("Liberty Mutual"). Under the agreement, the Company will become a wholly owned subsidiary of Liberty Mutual and the Company's public stockholders will receive a cash amount currently estimated to be $33.44 per share. Such amount is subject to adjustment in certain circumstances and may be materially different than $33.44. The closing under the merger transaction is subject to certain conditions. A copy of the Merger Agreement was included as an exhibit to a Form 8-K filed on June 6, 2001.

CHANGES IN ACCOUNTING PRINCIPLES

     The cumulative effect of accounting changes, net of tax for the nine months ended September 30, 2001 of $(60.8) million includes a loss of $(54.3) million relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133," (collectively hereafter referred to as the "Statement") in the quarter ended March 31, 2001 and a loss of $(6.5) million relating to the adoption of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," in the quarter ended June 30, 2001.

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

SEPTEMBER 11, 2001

     The Company has approximately $440.6 million of fixed maturities invested in entities associated with the airline, hotel, and hospitality businesses. The national tragedy of September 11, 2001 has had an adverse impact on these industries. The Company has not recorded any other-than-temporary declines due to the decrease in market value of these investments subsequent to the September 11 terrorist attacks.

     The Company also has a swap agreement in which the Company participates in a reinsurance pool of catastrophic insurance. The Company's maximum exposure under this agreement is $13.6 million per calendar year. The Company's estimated pro-rata share of losses associated with the September 11 terrorist attacks is $11.8 million, which has been recorded as a reduction to net investment income.

RESULTS OF OPERATIONS

     NET INCOME (LOSS) was $(49.1) million or $(0.99) per share for the quarter ended September 30, 2001 compared to $22.1 million or $0.45 per share for the quarter ended September 30, 2000. This decrease resulted largely from strategic review expenses, lower investment spread, the net change in unrealized and undistributed (losses) gains in private equity limited partnerships, interest expense, net, net derivative losses and lower fee income. Partially offsetting these items was the income tax benefit in 2001 compared to income tax expense in 2000, a small restructuring credit in 2001 compared to restructuring expense in 2000 and lower net realized investment losses. For the first nine months of 2001, net income (loss) was $(103.4) million or $(2.06) per share compared to $90.5 million or $1.86 per share for the first nine months of 2000. This decrease resulted largely from strategic review expenses, cumulative effect of accounting changes discussed above, the net change in unrealized and undistributed (losses) gains in private equity limited partnerships, higher amortization expense, lower investment spread, higher interest expense, net and higher net realized investment losses. Partially offsetting these items were a tax benefit in 2001 compared to tax expense in 2000 and a small restructuring credit in 2001 compared to restructuring expense in 2000.

     PRETAX INCOME (LOSS) was $(75.4) million for the quarter ended September 30, 2001 compared to $27.3 million for the quarter ended September 30, 2000. This decrease resulted largely from strategic review expenses, lower investment spread, the net change in unrealized and undistributed (losses) gains in private equity limited partnerships, interest expense, net, net derivative losses and lower fee income. Partially offsetting these items was a small restructuring credit in 2001 compared to restructuring expense in 2000 and lower net realized investment losses. For the first nine months of 2001, pretax income (loss) was $(69.6) million compared to $137.4 million for the first nine months of 2000. This decrease resulted largely from strategic review expenses, cumulative effect of accounting changes discussed above, the net change in unrealized and undistributed (losses) gains in private equity limited partnerships, higher amortization expense, lower investment spread, higher interest expense, net and higher net realized investment losses. Partially offsetting these items was a small restructuring credit in 2001 compared to restructuring expense in 2000.

     INVESTMENT SPREAD is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $48.8 million for the quarter ended September 30, 2001 compared to $78.3 million for the quarter ended September 30, 2000. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage for the quarter ended September 30, 2001 was 1.41% compared to 2.20% for the quarter ended September 30, 2000. For the first nine months of 2001, investment spread was $220.6 million compared to $240.1 million for the first nine months of 2000. The investment spread percentage was 2.14% for the first nine months of 2001 compared to 2.28% for the first nine months of 2000.

     Investment income was $196.8 million for the quarter ended September 30, 2001 compared to $214.1 million for the quarter ended September 30, 2000. The decrease of $17.3 million in 2001 compared to 2000 includes a $10.7 million decrease as a result of a lower average investment yield and a $6.6 million decrease resulting from a lower level of average invested assets. Included in the quarter ended September 30, 2001 is the Company's estimated pro-rata share of loss associated with a swap agreement in which the Company participates in a reinsurance pool of catastrophic insurance of $11.8 million, which has been recorded as a reduction to net investment income. The average investment yield was 6.36% for the quarter ended September 30, 2001 compared to 6.69% for the quarter ended September 30, 2000. For the first nine months of 2001, investment income was $670.5 million compared to $636.4 million for the first nine months of 2000. The increase of $34.1 million in 2001 compared to 2000 includes a $44.9 million increase as a result of a higher average investment yield and a $10.8 million decrease resulting from a lower level of average invested assets. The average investment yield was 7.14% for the first nine months of 2001 compared to 6.67% for the first nine months of 2000. The adoption of SFAS 133 requires that call options be carried at fair value and are non-designated derivatives. The changes of the fair value of the call options are reported as a component of net derivative losses in 2001. In the prior year, the premium paid for a call option was amortized over its contract term and the call option amortization was included as a component of investment income. Investment income for the three and nine months ended September 30, 2000 was net of $19.7 million and $64.3 million, respectively, of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities. If SFAS 133 was not adopted, call option amortization expense and the average investment yield would have been $19.3 million and 5.69% and $67.4 million and 6.40% for the three and nine months ended September 30, 2001, respectively.

     Interest credited to policyholders totaled $148.0 million for the quarter ended September 30, 2001 compared to $135.8 million for the quarter ended September 30, 2000. The increase of $12.2 million in 2001 compared to 2000 primarily relates to a $13.8 million increase as a result of a higher average interest credited rate, partially offset by a $1.6 million decrease as a result of a slightly lower level of average policyholder balances. Policyholder balances averaged $12.0 billion (including $10.3 billion of fixed products, consisting of fixed annuities and a closed block of single premium whole life insurance, and $1.7 billion of equity-indexed annuities) for the quarter ended September 30, 2001 compared to $12.1 billion (including $9.8 billion of fixed products and $2.3 billion of equity-indexed annuities) for the quarter ended September 30, 2000. The average interest credited rate was 4.95% (5.07% on fixed products and 4.31% on equity-indexed annuities) for the quarter ended September 30, 2001 compared to 4.49% (5.30% on fixed products and 0.85% on equity-indexed annuities) for the quarter ended September 30, 2000. Keyport's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 120%) of the change in value of the S&P 500 Index. Keyport's equity-indexed annuities also provide a full guarantee of principal if held to term, plus interest at 0.85% annually. For the first nine months of 2001, interest credited to policyholders totaled $449.9 million compared to $396.3 million for the first nine months of 2000. The increase of $53.6 million in 2001 compared to 2000 primarily relates to a $55.7 million increase as a result of a higher average interest credited rate, partially offset by a $2.1 million decrease resulting from a slightly lower level of average policyholder balances. Policyholder balances averaged $12.0 billion (including $10.1 billion of fixed products and $1.9 billion of equity-indexed annuities) for the first nine months of 2001 compared to $12.1 billion (including $9.7 billion of fixed products and $2.4 billion of equity-indexed annuities) for the first nine months of 2000. The average interest credited rate was 5.00% (5.20% on fixed products and 3.93% on equity-indexed annuities) for the first nine months of 2001 compared to 4.39% (5.18% on fixed products and 0.85% on equity-indexed annuities) for the first nine months of 2000.

     Under SFAS 133, the index annuities are deemed to contain an embedded derivative (the change in value attributable to the change in the S&P 500 Index) and a host contract. The host contracts' interest rate is derived at the inception of the contract and an effective interest rate is utilized that will result in a liability equal to the guaranteed minimum account value at the end of the term. The embedded derivative is a non-designated derivative and the changes in fair value are reported as a component of derivative losses. In 2000, the interest credited to equity-indexed policyholders related to the participation rate is reflected net of income recognized on the S&P 500 Index call options and futures resulting in a 0.85% net credited rate. If SFAS 133 was not adopted, interest credited and the average interest credited rate would have been $143.7 million and 4.79% and $428.8 million and 4.76% for the three and nine months ended September 30, 2001, respectively.

     Average investments in the Company's general account (computed without giving effect to Statement of Financial Accounting Standards No. 115), including cash and cash equivalents in the Company's annuity operations, were $12.4 billion for the quarter ended September 30, 2001 compared to $12.8 billion for the quarter ended September 30, 2000.

For the first nine months of 2001, such average investments were $12.5 billion compared to $12.7 billion for the first nine months of 2000.

     NET DERIVATIVE LOSSES of $(5.7) million and $(1.5) million for the three months and nine months ended September 30, 2001, respectively, represent fair value changes of non-designated derivatives and the ineffective portion of fair value hedges, net of related effects on deferred policy acquisition costs.

      All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the fair value of a recognized asset ("fair value hedge") or (2) utilizes the derivative as an economic hedge ("non-designated derivative"). Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset attributable to the hedged risk, are recorded in current period operations as a component of net derivative losses. Changes in the fair value of non-designated derivatives are reported in current period operations as a component of net derivative losses.

      The Company issues equity-indexed annuity contracts that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract), is carried at fair value and is considered a non-designated derivative. The Company purchases call options and futures on the S&P 500 Index to economically hedge its obligation under the annuity contract to provide returns based upon this index. The call options and futures are non-designated derivatives. In addition, the Company utilizes non-designated total return swap agreements to hedge its obligations related to certain separate account liabilities. The net derivative gain related to changes in the fair value of the "embedded" derivatives, net of related effects on deferred policy acquisition costs was $15.5 million and $46.4 million for the three and nine months ended September 30, 2001, respectively. The net derivative loss related to changes in the fair value of call options and futures, net of related effects on deferred policy acquisition costs was $(17.5) million and $(45.6) million for the three and nine months ended September 30, 2001, respectively.

      As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The interest rate swap agreements are designated and qualify as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on deferred policy acquisition costs, resulted in a loss of $(4.5) million and $(2.6) million for the three and nine months ended September 30, 2001, respectively.

     The Company utilizes treasury rate lock agreements to reduce its exposure to interest rate risk related to certain of its notes payable. Treasury rate lock agreements are agreements to exchange with a counterparty payments based on an underlying principal balance (notional principal) to hedge against interest rate changes. The treasury rate lock agreements are designated and qualify as fair value hedges. The ineffective portion of the fair value hedges resulted in gains of $0.8 million and $0.3 million for the three and nine months ended September 30, 2001, respectively.

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

     NET REALIZED INVESTMENT LOSSES were $25.3 million for the quarter ended September 30, 2001 compared to $20.8 million for the quarter ended September 30, 2000. The net realized investment losses for the three months ended September 30, 2001 and 2000 included losses of $19.3 million and $5.7 million, respectively, for certain investments where the decline in value was determined to be other-than-temporary. For the first nine months of 2001 and 2000, net realized investment losses were $58.4 million and $37.6 million, respectively. The net realized investment losses for the nine months ended September 30, 2001 and 2000 included losses of $62.2 million and $8.7 million, respectively, for certain investments where the decline in value was determined to be other-than-temporary.

     NET CHANGE IN UNREALIZED AND UNDISTRIBUTED (LOSSES) GAINS IN PRIVATE EQUITY LIMITED PARTNERSHIPS is accounted for on the equity method and represents primarily (decreases) increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. The net change of $(2.5) million and $5.9 million in unrealized and undistributed (losses) gains is recorded net of the related amortization of deferred policy acquisition costs of $(4.6) million and $11.0 million for the three months ended September 30, 2001 and 2000, respectively, and net of amounts realized, which are recognized in investment income, of $1.6 million and $6.2 million for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, the change of $(17.1) million and $28.4 million in unrealized and undistributed (losses) gains is recorded net of the related amortization of deferred policy acquisition costs of $(31.7) million and $52.6 million, and net of amounts realized, which are recognized in investment income, of $31.4 million and $8.7 million, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

     INVESTMENT ADVISORY AND ADMINISTRATIVE FEES are based on the market value of assets managed for mutual funds and institutional investors. Investment advisory and administrative fees were $71.1 million for the quarter ended September 30, 2001 compared to $71.2 million for the quarter ended September 30, 2000. For the first nine months of 2001, investment advisory and administrative fees were $219.4 million compared to $214.4 million for the first nine months of 2000.

     Average fee-based assets under management were $49.7 billion for the quarter ended September 30, 2001 compared to $53.3 billion for the quarter ended September 30, 2000. For the first nine months of 2001, average fee-based assets under management were $50.6 billion compared to $52.3 billion for the first nine months of 2000. The decrease during 2001 compared to 2000 included negative market action for the twelve months ended September 30, 2001 and the sale, completed on December 29, 2000, of the Company's Private Capital Management division of Stein Roe & Farnham, Incorporated, partially offset by net sales for the twelve months ended September 30, 2001. Investment advisory and administrative fees were 0.57% and 0.53% of average fee-based assets under management for the quarters ended September 30, 2001 and 2000, respectively. For the first nine months of 2001 and 2000, such percentages were 0.58% and 0.55%, respectively.

     The amount of fee-based assets under management is affected by product sales and redemptions and changes in the market values of such assets under management. Fee-based assets under management and changes in such assets are set forth in the tables below (in billions).


FEE-BASED ASSETS UNDER MANAGEMENT


                                                                               AS OF SEPTEMBER 30
                                                                            -----------------------
                                                                            2001              2000
                                                                            -----             -----
  Mutual Funds:
        Intermediary-distributed                                            $16.3             $17.9
        Direct-marketed                                                      10.5              14.3
        Closed-end                                                            2.3               2.8
        Variable annuity                                                      2.5               2.9
                                                                            -----             -----
                                                                             31.6              37.9
  Private Capital Management                                                   --               9.6
  Institutional                                                              14.9              15.5
                                                                            -----             -----
        Total Fee-Based Assets Under Management*                            $46.5             $63.0
                                                                            =====             =====

--------------
* As of September 30, 2001 and 2000, Keyport's insurance assets of $14.7 billion and $14.4 billion, respectively, bring total assets under management to $61.2 billion and $77.4 billion, respectively.


  CHANGES IN FEE-BASED ASSETS UNDER MANAGEMENT


                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30                SEPTEMBER 30
                                                         -------------------        ---------------------
                                                         2001          2000         2001            2000
                                                         -----         -----        -----           -----
  Fee-based assets under management - beginning          $51.3         $52.5        $51.8           $51.4
  Sales and reinvestments:
       Mutual funds                                        1.9           1.6          7.0             4.8
       Private Capital Management                           --           0.4           --             1.3
       Institutional                                       1.0           0.7          2.4             2.9
                                                         -----         -----        -----           -----
                                                           2.9           2.7          9.4             9.0
                                                         -----         -----        -----           -----
  Redemptions and withdrawals:
       Mutual funds                                       (1.8)         (1.5)        (6.5)           (5.3)
       Private Capital Management                           --          (0.1)          --            (0.6)
       Institutional                                      (0.5)         (0.2)        (1.2)           (1.2)
                                                         -----         -----        -----           -----
                                                          (2.3)         (1.8)        (7.7)           (7.1)
                                                         -----         -----        -----           -----
  Asset acquisition                                         --           9.4           --             9.4
  Market appreciation (depreciation)                      (5.4)          0.2         (7.0)            0.3
                                                         -----         -----        -----           -----
  Fee-based assets under management - ending             $46.5         $63.0        $46.5           $63.0
                                                         =====         =====        =====           =====

     DISTRIBUTION AND SERVICE FEES are based on the market value of the Company's intermediary-distributed mutual funds. Distribution fees of 0.75% are generally earned on the average assets attributable to such funds sold with 12b-1 distribution fees and contingent deferred sales charges and service fees of 0.25% (net of amounts passed on to selling brokers) are generally earned on the total of such average mutual fund assets. These fees totaled $12.3 million for the quarter ended September 30, 2001 compared to $15.6 million for the quarter ended September 30, 2000. For the first nine months of 2001, distribution and service fees were $41.9 million compared to $46.1 million for the first nine months of 2000. As a percentage of intermediary-distributed average mutual fund assets, distribution and service fees were approximately 0.28% for the quarter ended September 30, 2001 compared to 0.36% for the quarter ended September 30, 2000. For the first nine months of 2001 and 2000, such percentages were 0.31% and 0.35%, respectively.

      TRANSFER AGENCY FEES for the Company's intermediary-distributed mutual funds are based on a three-tier structure, which includes an account fee, a transaction fee and a fee based on the market value of the assets managed. Transfer agency fees for the Company's direct-marketed mutual funds are based on the market value of the assets in the funds, and variable annuity mutual funds are charged a flat fee. Such fees were $12.0 million on average assets of $32.3 billion for the quarter ended September 30, 2001 and $12.3 million on average assets of $26.6 billion for the quarter ended September 30, 2000. For the first nine months of 2001, transfer agency fees were $36.3 million on average assets of $33.2 billion compared to $37.2 million on average assets of $26.5 billion for the first nine months of 2000. As a percentage of total average assets under management, transfer agency fees were approximately 0.15% for the quarter ended September 30, 2001 compared to 0.19% for the quarter ended September 30, 2000. For the first nine months of 2001 and 2000, such percentages were 0.15% and 0.19%, respectively.

     SURRENDER CHARGES AND NET COMMISSIONS are revenues earned on: a) the early withdrawal of annuity policyholder balances and redemptions of the intermediary-distributed mutual funds which were sold with 12b-1 distribution fees and contingent deferred sales charges; b) the distribution of the Company's intermediary-distributed mutual funds (net of the substantial portion of commissions that is passed on to the selling brokers); and c) the sales of non-proprietary products through Independent Financial Marketing Group (net of commissions that are paid to the Company's client banks and brokers). Total surrender charges and net commissions were $8.3 million for the quarter ended September 30, 2001 compared to $10.1 million for the quarter ended September 30, 2000. For the first nine months of 2001, total surrender charges and net commissions were $25.1 million compared to $30.1 million for the first nine months of 2000.

     Surrender charges on fixed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract; contingent deferred sales charges on mutual fund redemptions are assessed at declining rates on amounts redeemed generally during the first nine years. Such charges totaled $5.4 million for the quarter ended September 30, 2001 and $8.0 million for the quarter ended September 30, 2000. For the first nine months of 2001, surrender charges were $16.5 million compared to $22.7 million for the first nine months of 2000. Total annuity withdrawals represented 19.0% and 15.0% of the total average annuity policyholder and separate account balances for the quarters ended September 30, 2001 and 2000, respectively. For the first nine months of 2001 and 2000, the corresponding percentages were 19.2% and 15.6%, respectively. The higher level of surrenders in 2001 compared to 2000 reflects increased competition for the Company's fixed and equity-indexed annuities from other investment products and a higher level of surrenders of the Company's equity-indexed annuities. Net commissions were $2.9 million for the quarter ended September 30, 2001 and $2.1 million for the quarter ended September 30, 2000. For the first nine months of 2001, net commissions were $8.6 million compared to $7.4 million for the first nine months of 2000.

     SEPARATE ACCOUNT FEES include mortality and expense charges earned on variable annuity and variable life policyholder balances. In addition, for certain separate institutional accounts, the difference between investment income and interest credited on these institutional accounts is included in separate account fees. These fees, which are primarily based on the market values of the assets in separate accounts supporting the contracts, were $12.4 million for the quarter ended September 30, 2001 compared to $11.8 million for the quarter ended September 30, 2000. For the first nine months of 2001, separate account fees were $39.6 million compared to $33.6 million for the first nine months of 2000. The increase in separate account fees was due to the increase in separate account assets in 2001. Such fees represented 1.24% and 1.23% of average variable annuity, variable life and institutional separate account balances for the quarters ended September 30, 2001 and 2000, respectively. For the first nine months of 2001 and 2000, such percentages were 1.30% and 1.25%, respectively.

     OPERATING EXPENSES primarily represent compensation, marketing, and other general and administrative expenses. These expenses were $99.5 million for the quarter ended September 30, 2001 compared to $98.1 million for the quarter ended September 30, 2000. For the first nine months of 2001, operating expenses were $303.5 million compared to $300.0 million for the first nine months of 2000. Operating expenses expressed as a percent of average total assets under management were 0.62% and 0.58% for the quarters ended September 30, 2001 and 2000, respectively. For the first nine months of 2001 and 2000, such percentages were 0.62% and 0.60%, respectively.

     RESTRUCTURING income (expense) primarily relates to three initiatives, which commenced during 2000, streamlining the Company's mutual fund product offerings, centralizing corporate functions and outsourcing certain mutual fund operations. Restructuring income (expense) was $0.2 million for the quarter ended September 30, 2001 compared to $(11.3) million for the quarter ended September 30, 2000. For the first nine months of 2001, restructuring income (expense) was $0.5 million compared to $(11.3) million for the first nine months of 2000. Restructuring income (expense) for the first nine months of 2001 is net of a $1.9 million gain from the sale of the Company's internal fund accounting system.

     STRATEGIC REVIEW EXPENSES of $51.0 million and $91.2 million for the three months and nine months ended September 30, 2001, respectively, relates to the Company's announcement on November 1, 2000 that it had retained the investment banking firm of Credit Suisse First Boston Corporation to review its strategic initiatives, including a possible sale of the Company. Strategic review expenses include a special compensation plan, as well as certain direct related expenses. To help retain its employees during the strategic review, the Company implemented a special compensation plan that provides cash retention bonuses to substantially all employees. The retention bonuses are generally based on employees' base salary and/or target incentive compensation amounts, except for sales personnel where retention bonuses are based on sales. The estimated maximum cost of the retention bonuses, assuming all covered employees remain with the Company, is approximately $177 million with fifty percent payable on November 30, 2001 and the remainder payable on May 31, 2002.

     AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $24.2 million for the quarter ended September 30, 2001 compared to $26.9 million for the quarter ended September 30, 2000. For the first nine months of 2001, amortization of deferred policy acquisition costs was $87.8 million compared to $83.8 million for the first nine months of 2000. Amortization expense represented 40.0% and 29.9% of investment spread and separate account fees for the quarters ended September 30, 2001 and 2000, respectively. For the first nine months of 2001 and 2000, the corresponding percentages were 33.7% and 30.6%, respectively. In September 2001, an additional $5.4 million of deferred policy acquisition cost was amortized based upon revised estimates of future gross profits. Excluding the prospective unlocking adjustment of $5.4 million, amortization of deferred policy acquisition cost as a percent of investment spread and separate account fees would have been 30.7% and 31.7% for the three and nine month periods ended September 30, 2001, respectively.

     AMORTIZATION OF DEFERRED DISTRIBUTION COSTS relates to the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Amortization was $12.9 million for the quarter ended September 30, 2001 compared to $10.9 million for the quarter ended September 30, 2000. For the first nine months of 2001, amortization of deferred distribution costs was $37.4 million compared to $31.5 million for the first nine months of 2000. The increase in 2001 compared to 2000 was due to increased sales of intermediary-distributed mutual funds, which were sold with 12b-1 distribution fees and contingent deferred sales charges.

     AMORTIZATION OF INTANGIBLE ASSETS relates to goodwill and certain identifiable intangible assets arising from business combinations accounted for as purchases. Amortization was $8.4 million for the quarter ended September 30, 2001 compared to $5.1 million for the quarter ended September 30, 2000. For the first nine months of 2001, amortization of intangible assets was $25.6 million compared to $15.3 million for the first nine months of 2000. The increase in amortization in 2001 is primarily attributable to the purchase of Wanger Asset Management, L.P. in September of 2000. The Company has experienced higher than anticipated redemptions of assets under management at an acquired company, which at September 30, 2001 had goodwill and other intangible assets of $75.1 million. Although the Company has determined that there is no impairment of goodwill and other intangible assets at this time, if the higher level of redemptions were to continue and sales were not to increase, the Company's estimate of related future cash flows may change, resulting in the need to record an impairment loss.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition and distinguishes between intangible assets that have a finite useful life and intangible assets that have an indefinite useful life. If no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset, the useful life of the asset shall be considered to be indefinite. Intangible assets that have a finite useful life are amortized in accordance with the requirements of SFAS No. 142. Intangible assets that have an indefinite useful life are not amortized until their useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

     All of the provisions of SFAS No. 142 are to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. The Company has not yet determined the impact of SFAS No. 142.

     INTEREST EXPENSE, NET was $11.0 million for the quarter ended September 30, 2001 compared to $4.8 million for the quarter ended September 30, 2000. For the first nine months of 2001, interest expense, net was $30.5 million compared to $13.0 million for the first nine months of 2000. Interest expense primarily consists of interest on notes payable and interest on the Liberty Funds Group revolving credit facility which is utilized to finance sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. Interest expense was net of interest income of $3.3 million and $5.7 million for the quarters ended September 30, 2001 and 2000, respectively. For the first nine months of 2001 and 2000, interest expense was net of interest income of $13.5 million and $17.4 million, respectively.

     INCOME TAX (EXPENSE) BENEFIT was $26.3 million or 34.9% of pretax loss for the quarter ended September 30, 2001 compared to $(5.2) million, or 19.0% of pretax income for the quarter ended September 30, 2000. For the first nine months of 2001, income tax (expense) benefit was $27.0 million or 38.8% of pretax loss compared to $(46.9) million or 34.1% of pretax income for the first nine months of 2000.

FINANCIAL CONDITION

     STOCKHOLDERS' EQUITY was $1.40 billion as of September 30, 2001 compared to $1.45 billion as of December 31, 2000. The net loss for the first nine months of 2001 was $103.4 million and cash dividends on the Company's preferred and common stock totaled $15.1 million. Common stock totaling $4.5 million was issued in connection with the exercise of stock options. Other comprehensive income, which consists of net unrealized investment gains net of adjustments to deferred policy acquisition costs and income taxes, during the period increased stockholders' equity by $66.3 million.

     BOOK VALUE PER SHARE amounted to $28.62 at September 30, 2001 compared to $29.68 at December 31, 2000. Excluding net unrealized gains and losses on investments (computed pursuant to Statement of Financial Accounting Standards No. 115), book value per share amounted to $27.89 at September 30, 2001 and $30.30 at December 31, 2000. As of September 30, 2001, there were 49.0 million common shares outstanding compared to 48.8 million shares as of December 31, 2000.

     INVESTMENTS not including cash and cash equivalents, totaled $12.1 billion at September 30, 2001 as compared to $12.2 billion at December 31, 2000.

     The Company manages the majority of its invested assets internally. The Company's general investment policy is to hold fixed maturity securities for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire portfolio of fixed maturity securities as "available for sale" and accordingly carries such investments at fair value. The Company's total investments at September 30, 2001 and December 31, 2000 reflected gross unrealized gains (losses) of $245.9 million and $(62.0) million, respectively.

     Approximately $12.0 billion, or 78.2%, of the Company's general account and certain separate account investments at September 30, 2001, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At September 30, 2001, the carrying value of investments in below investment grade securities totaled $1.2 billion or 7.6% of general account investments, including cash and cash equivalents in the Company's annuity operations, and certain separate account investments of $15.4 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

     The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other-than-temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports, and other externally generated information concerning the borrower's affairs. In the case of publicly traded fixed maturity securities, management also considers market value quotations if available. As of September 30, 2001 and December 31, 2000, the carrying value of fixed maturity securities that were non-income producing was $97.4 million and $24.4 million, respectively.

DERIVATIVES

     As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements, interest rate cap agreements and treasury rate lock agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. The Company had 99 and 69 outstanding swap agreements with an aggregate notional principal amount of $4.1 billion and $3.8 billion as of September 30, 2001 and December 31, 2000, respectively.

     Interest rate cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had no outstanding interest rate cap agreements as of September 30, 2001 and December 31, 2000.

     The Company utilizes treasury rate lock agreements to reduce its exposure to interest rate risk related to certain of its notes payable. Treasury rate lock agreements are agreements to exchange with a counterparty payments based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company had 2 outstanding treasury rate lock agreements with an aggregate notional principal amount of $395 million as of September 30, 2001. There were no such agreements outstanding as of December 31, 2000.

     With respect to the Company's equity-indexed annuities and certain separate account liabilities, the Company buys call options, futures and certain total return swap agreements on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $36.3 million and $337.7 million as of September 30, 2001 and December 31, 2000, respectively. The Company had open futures with a fair value of $(0.8) million and $10.5 million as of September 30, 2001 and December 31, 2000, respectively. The Company had total return swap agreements with a carrying value of $21.1 million and $23.9 million as of September 30, 2001 and December 31, 2000, respectively.

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

     On October 15, 2001, the Company commenced a cash tender offer to purchase all of its outstanding 6.75% notes due November 15, 2008 and its 7.625% debentures due November 15, 2028, collectively referred to as (the "securities"). To date, the Company has received tenders on approximately 95% of the securities. Payment, anticipated to occur on November 13, 2001, on the securities will be made from the net proceeds received in the Sun Life and Fleet transactions. In addition, debt of $200 million issued to Liberty Mutual and its affiliates was liquidated on November 1, 2001.

     The Company has a $150.0 million revolving credit facility (the "Facility") which is utilized to finance sales commissions paid in connection with the distribution of mutual fund shares sold with 12b-1 distribution fees and contingent deferred sales charges. The Facility was established in April 1999. This five year Facility is secured by such 12b-1 distribution fees and contingent deferred sales charges. Interest accrues on the outstanding borrowings under the Facility at a rate determined by sales of highly rated commercial paper backed in part by the security interest in such fees and charges. At September 30, 2001, the interest rate on borrowings under the Facility was 3.40% per annum.

     Current Rhode Island insurance law applicable to Keyport permits the payment of dividends or distributions, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of
(i) 10% of Keyport's statutory surplus as of the preceding December 31 or (ii) Keyport's statutory net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of September 30, 2001, the amount of dividends that Keyport could pay during 2001 without such approval was $38.4 million. Future regulatory changes and credit agreements may create additional limitations on the ability of the Company's subsidiaries to pay dividends.

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

     Keyport uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. Keyport generates cash from annuity premiums and deposits, net investment income, and from the sales and maturities of fixed investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet Keyport's cash requirements. Keyport monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, Keyport has invested a substantial amount of its general account assets in readily marketable securities. As of September 30, 2001, $12.3 billion, or 79.9%, of Keyport's general account and certain separate account investments are considered readily marketable.

     To the extent that unanticipated surrenders cause Keyport to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurances can be given, Keyport believes that liquidity to fund anticipated withdrawals would be available through incoming cash flow and the sale of short-term or floating-rate investments, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market. In addition, the Company's fixed-rate products incorporate surrender charges to encourage persistency and to make the cost of its policyholder balances more predictable. Approximately 77.0% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions as of September 30, 2001.

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

FORWARD-LOOKING STATEMENTS

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Investors are cautioned that all statements not based on historical fact, trend analyses and other information contained in this report or in any of the Company's filings under Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions, constitute forward-looking statements under the Reform Act. These forward-looking statements are made based on current expectations and assumptions and are subject to known and unknown risks, uncertainties and other factors, many of which are beyond the Company's control, that may cause actual results to be materially different from those expressed or implied by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and market factors, such as prevailing interest rate levels and stock market performance; (2) the impact of events such as the terrorist attacks that occurred on September 11, 2001, which can impact individual businesses (including potentially the Company) or markets generally; (3) the result of any litigation or legal proceedings involving the Company, including the stockholder suit described in Part II, Item 1 of this report; (4) changes in generally accepted accounting principles and the impact of accounting principles and pronouncements on the Company's financial condition and results of operations; (5) risks related to the consummation of the merger of the Company with a wholly owned subsidiary of Liberty Mutual; (6) the failure of conditions to the closing of the merger with Liberty Mutual to be satisfied in a timely manner or at all; (7) risks that the actual consideration payable to the Company's stockholders in the merger will be less than $33.44 per share as a result of adjustments set forth in the merger agreement; (8) risks that the actual after-tax gains and net proceeds on the sales to Sun Life and Fleet may be different than estimates due to, among other things, changes in estimated stockholders' equity including the effects of Statement of Financial Accounting Standards No. 115 - net unrealized investment gains and losses, changes in estimated income taxes on the sales, transaction costs and other factors; and (9) the other risk factors or uncertainties contained from time to time in any document incorporated by reference in this report or otherwise filed by the Company under the Exchange Act. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that the estimates and expectations reflected in such statements will be achieved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes during the first nine months of 2001 in the Company's market risks or in the methods which the Company uses to manage such risks, which are described in the Company's Form 10-K (as amended) for the year ended December 31, 2000.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 5, 2001, a lawsuit seeking class action status was filed by purported stockholders of the Company in the Superior Court of Suffolk County, Massachusetts, against the Company, Fleet, Liberty Mutual and the directors of the Company. The plaintiff in the lawsuit alleges, among other things, that the Company, Liberty Mutual and the directors of the Company have breached fiduciary duties owed to the Company's stockholders other than Liberty Mutual and its affiliates, by not obtaining the best possible price in the proposed Fleet transaction and the merger with Liberty Mutual. The plaintiff seeks, among other things, an order enjoining the merger from being consummated (or, if consummated, an order rescinding the transaction) and an award of attorneys' fees and other costs of litigation. In the event the merger is consummated, the plaintiff has indicated that it may choose to continue its action and seek rescission of the merger, damages or both. The Company believes that this lawsuit is without merit and intends to vigorously defend it. On July 10, 2001, the Company, Liberty Mutual and the directors of the Company moved to dismiss the plaintiff's complaint in its entirety. Also, on July 11, 2001, the Company and its directors moved to stay all discovery pending a decision on the motion to dismiss. Without responding to the defendants' motion to dismiss, the plaintiff filed an Amended Complaint on October 9, 2001. In its Amended Complaint, the plaintiff now alleges that the defendants breached their fiduciary duties owed to the Company's stockholders other than Liberty Mutual and its affiliates by negotiating a deal structured as the purchase of Liberty Mutual's two business units instead of as a merger, and thereby conferring upon Liberty Mutual tax advantages at the expense of gains to the Company's public shareholders. The plaintiff also alleges that the defendants violated the Massachusetts state anti-takeover statute and made misleading statements in the Company's proxy statement, in contravention of state blue sky statutes. The plaintiff seeks, among other things, an order enjoining the merger from being consummated (or, if consummated, an order rescinding the transaction) and an award of attorneys' fees and other costs of litigation. Defendants' response to the Amended Complaint is due November 19. The Company believes plaintiff's Amended Complaint is without merit and intends to move to dismiss all claims.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      12       Statement re Computation of Ratios

      99.1     Liberty Financial Companies, Inc. and Subsidiaries
               Commissioned Employee Severance and Retention Plan

      99.2     Liberty Financial Companies, Inc. and Subsidiaries
               Non-Commissioned Employee Severance and Retention Plan

(b)   REPORTS ON FORM 8-K

         On October 15, 2001, the Company filed a report on Form 8-K under Item 5 of such form reporting the commencement of a cash tender offer and consent solicitation with respect to the Company's outstanding 6.75% notes due November 15, 2008, and its 7.625% debentures due November 15, 2028. The related press release was filed as Exhibit No. 99.1 to the Form 8-K.

         On October 16, 2001, the Company filed a report on Form 8-K under Item 5 of such form reporting the filing of an Amended Complaint in the matter of Harbor Finance Partners v. Liberty Financial Companies, Inc., dated October 9, 2001. The amended complaint was filed as Exhibit No. 99.1 to the Form 8-K.

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


                                    LIBERTY FINANCIAL COMPANIES, INC.

                                           /s/ J. Andy Hilbert
                                    ---------------------------------
                                             J. Andy Hilbert
                                      (Duly Authorized Officer and
                                        Chief Financial Officer)



Date:   November 8, 2001

                                  EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION                                                     PAGE
      12           Statement re Computation of Ratios                                29

      99.1         Liberty Financial Companies, Inc. and Subsidiaries
                   Commissioned Employee Severance and Retention Plan                30

      99.2         Liberty Financial Companies, Inc. and Subsidiaries
                   Non-Commissioned Employee Severance and Retention Plan            56